Form 10-Q
period 2015-06-30
EndoChoice Holdings, Inc.
filed 2015-08-06
CIK 1623919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37414

EndoChoice Holdings, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	90-0886803
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11810 Wills Road
Alpharetta, Georgia 30009
(Address of principal executive offices) (Zip Code)
(888) 682-3636
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 24,728,740 shares of Common Stock, $0.001 par value per share, outstanding as of August 3, 2015.

EndoChoice Holdings, Inc.

i

Part I. Financial Information
Item 1. Financial Statements
EndoChoice Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands (except share and per share data)	December 31, 2014	June 30, 2015
Assets:
Current assets:
Cash and cash equivalents	$13,761	$118,459
Receivables, net	8,379	8,213
Inventories	13,637	12,376
Deferred tax assets	970	485
Prepaid expenses and other current assets	2,363	2,861
Total current assets	39,110	142,394
Property and equipment, net	9,668	8,283
Intangible assets, net	16,655	15,570
Goodwill	20,301	20,598
Deposits and other long-term assets	1,075	781
Total assets	$86,809	$187,626
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,127	$5,419
Accrued expenses and other current liabilities	8,328	10,407
Current portion of deferred rent	55	191
Deferred revenue	1,278	1,004
Total current liabilities	14,788	17,021
Long-term debt, net of discount	38,939	42,591
Deferred rent, less current portion	607	380
Deferred tax liabilities	4,147	3,941
Other long-term liabilities	2,089	1,035
Total liabilities	60,570	64,968
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and June 30, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 14,467,219 shares issued and outstanding at December 31, 2014; 24,728,740 shares issued and outstanding at June 30, 2015	14	25
Additional paid-in capital	125,404	255,512
Accumulated deficit	(97,165)	(131,921)
Accumulated other comprehensive loss	(2,014)	(958)
Total stockholders’ equity	26,239	122,658
Total liabilities and stockholders’ equity	$86,809	$187,626
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands (except share and per share data)	2014	2015	2014	2015
Revenues:
GI equipment and supplies	$12,017	$15,285	$22,925	$29,080
GI pathology services	3,064	3,357	6,003	6,310
Net revenues	15,081	18,642	28,928	35,390
Cost of revenues:
GI equipment and supplies	8,397	10,952	14,543	20,978
GI pathology services	1,393	1,157	2,700	2,300
Cost of revenues	9,790	12,109	17,243	23,278
Gross profit	5,291	6,533	11,685	12,112
Operating expenses:
Research and development	5,923	5,166	11,073	9,849
Sales and marketing	6,794	7,557	13,303	15,800
General and administrative	3,952	7,944	7,652	12,361
Amortization of intangible assets	1,188	690	2,361	1,377
Operating expenses	17,857	21,357	34,389	39,387
Operating loss	(12,566)	(14,824)	(22,704)	(27,275)
Other expense:
Other expense	(270)	(598)	(277)	(1,631)
Interest expense	(740)	(1,503)	(1,089)	(3,094)
Loss on early retirement of debt	—	(2,282)	—	(2,282)
Total other expense	(1,010)	(4,383)	(1,366)	(7,007)
Net loss before income taxes	(13,576)	(19,207)	(24,070)	(34,282)
Income tax expense	(132)	(280)	(516)	(479)
Net loss	(13,708)	(19,487)	(24,586)	(34,761)
Other comprehensive income (loss)	583	1,796	(23)	1,056
Comprehensive loss	$(13,125)	$(17,691)	$(24,609)	$(33,705)
Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(1.01)	$(2.04)	$(2.01)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	12,091,134	19,300,197	12,075,655	17,320,472
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
in thousands	2014	2015
Cash flows from operating activities:
Net loss	$(24,586)	$(34,761)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,281	4,027
Loss on disposal of fixed assets	—	227
Non-cash interest expense and discount amortization	71	475
Change in fair value of warrant liability	—	435
Provision for doubtful accounts	400	588
Unrealized foreign currency loss	322	952
Deferred taxes	445	176
Stock-based compensation	10	3,501
Loss on early retirement of debt	—	2,282
Loss on impairment of property and equipment	—	912
Changes in certain working capital components and other assets and liabilities:
Accounts receivable	(746)	(467)
Inventories	(830)	875
Prepaid expenses and other current assets	(735)	(432)
Other assets	(1,271)	299
Accounts payable, accrued expenses, and other liabilities	536	2,350
Net cash used in operations	(22,103)	(18,561)
Cash flows from investing activities:
Capital expenditures	(6,788)	(2,555)
Net cash used in investing activities	(6,788)	(2,555)
Cash flows from financing activities:
Borrowings on line of credit	11,100	—
Payments on line of credit	(13,571)	—
Proceeds from term loan	30,000	43,000
Principal payments on term loan	—	(40,000)
Prepayment and end of term fees for early retirement of debt	—	(2,306)
Payments for debt financing fees	(506)	(417)
Principal payments on capital leases	(39)	—
Proceeds from issuance of member units, net	141	31,000
Proceeds from issuance of common stock, net of issuance costs	—	94,460
Proceeds from option exercises	—	71
Net cash provided by financing activities	27,125	125,808
Effect of exchange rate changes on cash and cash equivalents	1	6
Net (decrease) increase in cash and cash equivalents	(1,765)	104,698
Cash and cash equivalents, beginning of period	8,040	13,761
Cash and cash equivalents, end of period	$6,275	$118,459
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,018	$2,824
Income taxes	$—	$6
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Background and Basis of Presentation
Description of Business
EndoChoice Holdings, Inc. and its subsidiaries ("EndoChoice", or the "Company") is a medical device company headquartered in Alpharetta, Georgia focused exclusively on designing and commercializing a platform of innovative products for gastrointestinal, or GI, caregivers. The Company offers a comprehensive range of products and services that span single use devices and infection control, pathology, and imaging technologies. Since the Company began commercial operations in 2008, it has developed an extensive line of devices and infection control products and acquired pathology and scope repair services providers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of EndoChoice Holdings, Inc. (formerly ECPM Holdings, LLC prior to the corporate conversion discussed below; EndoChoice Innovation Center, Ltd.; EndoChoice GmbH; and Robert S. Smith, M.D., Inc. d/b/a EndoChoice Pathology ("EC Pathology"). The Company also owns a 67% interest in EndoChoice Israel, Ltd., which had no material transactions during the three and six months ended June 30, 2014 or 2015. All significant intercompany transactions and balances were eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015 and the results of its operations and its cash flows for the three and six months ended June 30, 2014 and 2015. The condensed consolidated financial statements, including these condensed notes, exclude some of the disclosures required in annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the Securities Exchange Commission (SEC) on June 5, 2015 pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-203883).
The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.
Corporate Conversion
On June 4, 2015, ECPM Holdings, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to EndoChoice Holdings, Inc. As a result of the corporate conversion, the holders of the different classes and series of units of ECPM Holdings, LLC became holders, in aggregate, of 17,580,918 shares of common stock and 579,869 shares of restricted stock in EndoChoice Holdings, Inc. In addition, holders of options and warrants to purchase units of ECPM Holdings, LLC received an aggregate of 339,373 options and 187,161 warrants to purchase shares of EndoChoice Holdings, Inc. common stock.
The accompanying condensed consolidated financial statements and related notes thereto have been retroactively adjusted to account for the effect of the corporate conversion for all periods presented prior to June 4, 2015.
Initial Public Offering
On June 10, 2015, the Company completed an initial public offering (the "IPO", or the "offering") of 7,302,500 shares of common stock, including 952,500 shares sold to underwriters for the exercise of their option to purchase additional shares, at an offering price of $15.00 per share. Of the 7,302,500 common shares sold in the offering, 7,052,500 shares were sold by the Company and 250,000 shares were sold by existing stockholders. The Company received net proceeds from the IPO of approximately $94.5 million after deducting underwriting discounts and commissions of $7.4 million and offering expenses of $3.9 million.

Net Loss Per Share of Common Stock
Basic and diluted net loss per share of common stock reflect the conversion of all member units of ECPM Holdings, LLC to shares of EndoChoice common stock by treating all units as if they had been converted as of the beginning of the periods presented. Basic and diluted net loss per share amounts do not give effect to potentially dilutive securities where the impact would have been anti-dilutive.
Reclassifications
Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

(2)	Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2015 as compared to the significant accounting policies described in Note 3 of the “Notes to consolidated financial statements” in the Company’s December 31, 2014 audited financial statements included in the final prospectus filed with the SEC on June 5, 2015, other than as detailed below.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less to be cash equivalents. The Company deposits its domestic cash in non-interest-bearing deposit accounts in U.S. banks, and the Company’s foreign subsidiaries maintain cash accounts denominated in Euros and Shekels. Foreign currency accounts are remeasured to U.S. dollars at each month-end. At times, deposit balances in the U.S. may exceed the FDIC insured limit. The Company had $0 and $112,745 of investments in money market funds classified as cash equivalents as of December 31, 2014 and June 30, 2015, respectively.
Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period. Stock options, warrants, and restricted shares are considered to be common stock equivalents and are evaluated for dilutive effect using the treasury-stock method. Basic and diluted net loss per common share are the same for the three and six months ended June 30, 2014 and 2015 due to the Company's reported net losses during those periods.

(3)	Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 will require an entity to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset, consistent with the treatment of debt discounts. The amendment does not change the recognition and measurement guidance for debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016.

The Company early adopted ASU 2015-03 as of June 2015, as permitted, and applied the new guidance retrospectively to all prior periods presented in the financial statements. There is no impact from the early adoption of ASU 2015-03 on the condensed consolidated statements of comprehensive loss. The impact from early adoption on the condensed consolidated balance sheets for the periods presented is detailed in the table below (in thousands):

	December 31, 2014			June 30, 2015
	Prior to Adoption of ASU 2015-03	Effect of Adoption	As Adopted	Prior to Adoption of ASU 2015-03	Effect of Adoption	As Adopted
Prepaid expenses and other current assets	$2,774	$(411)	$2,363	$3,055	$(194)	$2,861
Total current assets	39,521	(411)	39,110	142,588	(194)	142,394
Total assets	87,220	(411)	86,809	187,820	(194)	187,626

Long-term debt	$39,350	$(411)	$38,939	$42,785	$(194)	$42,591
Total liabilities	60,981	(411)	60,570	65,162	(194)	64,968
Future Adoption of Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for inventory for entities using FIFO or average cost from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. We are currently evaluating the impact of the future adoption of this standard, but we do not expect the adoption to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the future adoption of this standard.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year after the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The ASU defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact of the future adoption of this standard, but we do not expect the adoption to have a material effect on our consolidated financial statements.

(4)	Inventories
Inventories consisted of the following:

	December 31, 2014	June 30, 2015
Raw materials	$4,428	$3,944
Work-in-process	3,282	2,848
Finished goods	5,927	5,584
	$13,637	$12,376

(5)	Property and Equipment
Property and equipment consisted of the following:

	December 31, 2014	June 30, 2015
Furniture and fixtures	$925	$1,167
Leasehold improvements	2,053	2,210
Computers and software	2,864	2,650
Demonstration equipment	6,553	6,066
Machinery and equipment	3,666	4,443
	16,061	16,536
Accumulated depreciation	(6,393)	(8,253)
Property and equipment, net	$9,668	$8,283
Depreciation expense was $1,188 and $1,236 for the three months ended June 30, 2014 and 2015, respectively, and $1,920 and $2,650 for the six months ended June 30, 2014 and 2015, respectively. During the six months ended June 30, 2015, we recognized an impairment of $912 on demonstration equipment due to the planned replacement of certain of this equipment with newer versions of Fuse®. No impairment on demonstration equipment was recognized during the three months ended June 30, 2015.

(6)	Goodwill and Other Intangible Assets
The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for amortizable intangible assets as of December 31, 2014 and June 30, 2015 are as follows:

	December 31, 2014			June 30, 2015
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
	(in thousands)
Amortizable intangible assets:
Customer relationships	$1,845	$(595)	$1,250	$1,718	$(662)	$1,056
Developed technology	20,435	(5,109)	15,326	21,016	(6,568)	14,448
Other intangible assets	2,203	(2,124)	79	2,254	(2,188)	66
	$24,483	$(7,828)	$16,655	$24,988	$(9,418)	$15,570
Unamortizable intangible assets:
Goodwill	$20,301	$—	$20,301	$20,598	$—	$20,598
The Company recorded amortization expense related to the amortizable intangible assets of $1,188 and $690 for the three months ended June 30, 2014 and 2015, respectively, and $2,361 and $1,377 for the six months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, estimated aggregate future amortization expense for the intangible assets is as follows:

Estimated amortization expenses:
2015 (remaining)	$1,412
2016	2,804
2017	2,804
2018	2,804
2019	2,804
2020	2,789
Thereafter	153
$15,570

Changes in the carrying amount of amortizable intangible assets and goodwill for the six months ended June 30, 2015 are as follows:

Amortizable intangible assets:
Balance at December 31, 2014	16,655
Amortization	(1,377)
Foreign currency translation adjustment	292
Balance at June 30, 2015	$15,570

Goodwill:
Balance at December 31, 2014	20,301
Foreign currency translation adjustment	297
Balance at June 30, 2015	$20,598

(7)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	June 30, 2015
Payroll and employee related expenses	$4,293	$4,809
Accrued warranty costs	803	1,466
Sales and other taxes payable	412	768
Income taxes payable	26	317
Other accrued liabilities	2,794	3,047
Accrued expenses and other current liabilities	$8,328	$10,407

(8)	Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. The Company categorizes its financial assets and liabilities into a three-level hierarchy based on the priority of the inputs to the valuation, pursuant to the Fair Value Measurements and disclosures of ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the overall fair value measurement of the instrument.
Level 1 – Quoted prices available in active markets for identical investments as of the reporting date;
Level 2 – Inputs other than quoted prices for identical assets or liabilities in active markets that are either directly or indirectly observable as of the reporting date; and,
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs reflect management judgment about the assumptions that market participants would use in valuing the asset or liability.
As of June 30, 2015, the Company has categorized the following as Level 3 within the fair value hierarchy:

•
Contingent liabilities for accrued earn-out consideration were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value. They are adjusted if deemed necessary and have been recorded in other long-term liabilities within the condensed consolidated balance sheets. The increases or decreases in the fair value of these contingent consideration liabilities can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measures are based on significant inputs that are not observable in the market, they are categorized as Level 3.

Warrants issued to Triple Point Capital, LLC in connection with the Growth Capital Facility (as defined in Note 9) were previously categorized as Level 3 within the fair value level hierarchy. As a result of the corporate conversion on June 4, 2015 (see Note 1), the warrants were converted from warrants to purchase 2,091,175 Class A member units in ECPM Holdings, LLC at an exercise price of $0.96 to warrants to purchase 187,161 shares of EndoChoice Holdings, Inc. common stock at an exercise price of $10.95. Accordingly, the warrant liability was remeasured to fair value on the date of the corporate conversion and reclassified from other long-term liabilities to additional paid-in capital on the condensed consolidated balance sheet. The Company recognized losses of $407 and $435 within other expense on the condensed consolidated statement of comprehensive loss during the three and six months ended June 30, 2015, respectively, due to increases in the fair value of the warrant liability during those periods through the date of the corporate conversion. The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model, which resulted in an estimate of fair value at the time of conversion that was consistent with the value of the common shares issued to the warrant holders upon the full exercise of the warrants on June 16, 2015.
Other financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets as of December 31, 2014 and June 30, 2015 that require fair value disclosure include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The estimated fair values of these financial assets and liabilities as of December 31, 2014 and June 30, 2015 reasonably approximate their respective carrying values as reported within the condensed consolidated balance sheets.
For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the period:

Fair value measurements using significant unobservable inputs (level 3):	Contingent liabilities for accrued earn-out acquisition consideration
Balance as of December 31, 2014	$632
Foreign currency translation adjustments	(24)
Balance as of June 30, 2015	$608
Contingent liabilities for accrued earn-out acquisition consideration are included in other long-term liabilities within the condensed consolidated balance sheets.

(9)	Debt
The Company had $38.9 million and $42.6 million in total debt outstanding, net of discount, as of December 31, 2014 and June 30, 2015, respectively, which was fully included in long-term debt on our condensed consolidated balance sheets. Effective June 30, 2015, the Company refinanced its outstanding debt by entering into a new term loan credit and security agreement (the "Term Loan Credit Agreement") and a new revolving loan credit and security agreement (the "Revolving Loan Credit Agreement", and together with the Term Loan Credit Agreement, the "Credit Agreements") each dated June 30, 2015 (the "Closing Date") by and among EndoChoice and certain of its subsidiaries, MidCap Financial Trust, and Silicon Valley Bank.
The Credit Agreements contain representations and covenants typical for credit arrangements of comparable size in the medical device industry, including certain financial covenants related to minimum liquidity levels and net revenues. The Credit Agreements also contain customary events of default. If an event of default occurs and is not cured within any applicable grace period or is not waived, the creditors are entitled to take various actions, including, without limitation, the acceleration of amounts due thereunder, termination of commitments under the Credit Agreements, and realization upon the collateral securing the credit facilities.

Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43.0 million senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 2.95% on the $43.0 million advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee will be accrued as additional interest expense using the effective interest rate method over the term of the loan.
We incurred debt issuance costs of $0.4 million in connection with entering into the Term Loan Facility. Pursuant to our adoption of ASU 2015-03 as discussed in Note 3, we recognized the debt issuance costs, including deferred financing costs, as a direct deduction from the carrying amount of the long-term debt outstanding under the Term Loan Facility. The debt issuance costs will be amortized each period after the Closing Date using the effective interest method and will be reported as interest expense.
Proceeds from the Term Loan Facility were used to voluntarily prepay $40.0 million of outstanding loans under the Growth Capital Loan and Security Agreement dated February 18, 2014 with Triple Point Capital, LLC (the "Growth Capital Facility"), to pay $2.3 million of prepayment and end of term fees, and to pay $0.5 million of other fees and expenses in connection with the refinancing.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15.0 million senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of June 30, 2015. The Revolving Credit Facility expires on June 30, 2020.
Early Debt Retirement
Concurrently with entering into the Credit Agreements described above, on June 30, 2015, the Company repaid all outstanding loans under and terminated the Growth Capital Facility with Triple Point Capital, LLC. In connection with such termination, the Company recognized a loss on early debt retirement of $2.3 million in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015. In accordance with Accounting Standards Codification (“ASC”) Section 470-50-40-2 - Debt - Modifications and Extinguishments, the loss on early retirement of debt was calculated based on the difference between the amount paid to retire the debt less its net carrying value on the repayment date, adjusted for the write-off of certain unamortized balances such as deferred financing costs and debt discounts.
Also concurrently with entering into the Credit Agreements described above, on June 30, 2015, the Company terminated the Loan and Security Agreement dated as of September 9, 2013 for its line of credit with Silicon Valley Bank. There were no outstanding amounts owed under the line of credit with Silicon Valley Bank at the time of termination.

(10)	Stock-based Compensation
Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract, motivate, and retain talented non-employee directors, officers, and employees and to align their interests with stockholders. As of June 30, 2015, the Company had the following equity incentive plans:
2015 Omnibus Equity Incentive Plan
In June 2015, the Company adopted the 2015 Omnibus Equity Incentive Plan (the "2015 Plan"). The 2015 plan allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards, and other stock-based awards to eligible individuals. As of June 30, 2015, no awards had been made under the 2015 Plan.

A total of 1,225,539 shares of our common stock were available for issuance under the 2015 Plan as of June 30, 2015. In addition, the 2015 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2015 Plan on January 1 of each year during the period beginning January 1, 2016 and ending on (and including) January 1, 2025. The annual increase in the number of shares will be equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that our board of directors is authorized to act prior to the first day of any calendar year to determine if the increase will be a lesser number of shares of common stock than would otherwise occur.
Employee Stock Purchase Plan
In June 2015, the Company adopted an Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to allow our eligible employees to purchase shares of our common stock with accumulated payroll deductions of up to 15%, subject to a purchase limitation of the lesser of 5,000 shares per offering period or $25 thousand in fair market value of shares of common stock (determined at the time the option to purchase shares under the ESPP is granted) per annual period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is administered by the compensation committee of the Board of Directors (the "Compensation Committee"). The first offering period under the ESPP began on July 1, 2015 and concludes on December 31, 2015.
2013 Incentive Unit Plan
In January 2013, the Company adopted the 2013 Incentive Unit Plan (the "2013 Plan"). The 2013 plan allowed for the granting of incentive unit awards to employees, non-employee directors, and consultants. No new awards may be made under the 2013 Plan subsequent to our corporate conversion on June 4, 2015; however, 579,869 shares of restricted stock granted under the plan are outstanding as of June 30, 2015 and continue to vest pursuant to the terms of their original award agreements.
2010 Peer Medical Ltd. Israeli Share Option Plan
In 2012, one of our predecessors adopted the Peer Medical Ltd. 2010 Israeli Share Option Plan, or 2010 Share Option Plan. In 2013, in connection with our acquisition of Peer Medical, we assumed the 2010 Share Option Plan. No new awards may be made under the 2010 Share Option Plan subsequent to January 4, 2013; however, stock options granted under the plan prior to this date continue to vest or remain outstanding until their original expiration date.
2007 Stock Incentive Plan
In December 2007, one of our predecessors adopted the EndoChoice, Inc. 2007 Stock Incentive Plan (the "2007 Plan"). The 2007 Plan, as amended and restated, was assumed by the Company in January 2013. No new awards may be made under the 2007 Plan subsequent to January 4, 2013; however, stock options granted under the plan prior to this date continue to vest or remain outstanding until their original expiration date.
Stock Options
Following is a summary of stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2014	341,345	$2.30	5.2 years
Granted	—
Exercised	(25,197)	3.02
Forfeited	(1,130)	3.32
Outstanding at June 30, 2015	315,018	2.25	4.6 years
Vested and exercisable at June 30, 2015	315,018	2.25
We estimate the fair value of stock options at the grant date using the Black-Scholes-Merton option pricing model. No stock options have been granted since 2012. As of June 30, 2015, there was $3 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of three months.

Restricted Stock
Following is a summary of the restricted stock activity for the six months ended June 30, 2015:

Number of Restricted Stock Shares
Unvested at December 31, 2014	715,577
Granted	149,086
Vested	(274,808)
Forfeited	(9,986)
Unvested at June 30, 2015	579,869

As of June 30, 2015, total unrecognized compensation cost related to the restricted stock shares was $1,664, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.5 years.
Estimated Grant Date Fair Values
All restricted stock outstanding as of June 30, 2015 relate to grants made prior to our initial public offering. As such, the Company estimated the underlying grant-date fair values of the restricted stock shares using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Guide"). For grants made prior to April 2015, the Company utilized the option pricing method (“OPM"), an accepted valuation method under the AICPA Practice Guide. The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences, participation rights, and strike prices of derivatives. Prior to starting preparations for the Company’s IPO, the OPM was utilized because the Company could not reasonably estimate the form and timing of potential liquidity events.
For grants made during the second quarter of 2015, including for determining changes in grant-date fair values associated with the modification discussed below, the Company completed a valuation of its equity utilizing the probability-weighted expected return method (“PWERM”) as outlined in the AICPA Practice Aid. The company utilized the PWERM because it could reasonably estimate the form and timing of a potential liquidity event, as preparations for the Company’s IPO had commenced. Under the PWERM valuation method, the per share value of equity is estimated based upon the probability-weighted present value of expected future equity values under various possible future liquidity event scenarios.
Modification
All holders of shares of restricted stock of EndoChoice as of June 30, 2015 originally held incentive units of ECPM Holdings, LLC prior to the corporate conversion discussed in Note 1. On May 7, 2015, the terms of the incentive unit awards were modified to provide for the exchange of unvested incentive units for unvested shares of restricted stock upon consummation of the corporate conversion. Under the original terms of the incentive award agreements, unvested incentive units were to be cancelled and forfeited upon a liquidity event. In accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation, the aforementioned change of terms resulted in a modification of the vesting terms for unvested incentive units and re-measurement of fair value for purposes of determining stock-based compensation expense. As a result of the modification, total unrecognized compensation cost for incentive unit grants to 55 employees and non-employee directors increased from $2,353 to $5,160, net of estimated forfeitures. Approximately $1,952 of the incremental compensation cost was included in the $3,501 non-cash charge for stock-based compensation recognized in the condensed consolidated statements of comprehensive loss during the three and six months ended June 30, 2015.

Stock-based Compensation Expense
Stock-based compensation expense is recorded within the operating expense captions in the condensed consolidated statements of comprehensive loss based on the employees receiving the awards. We recognized stock-based compensation expense as follows during the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cost of revenues	$—	$101	$—	$101
Research and development	1	516	2	517
Sales and marketing	1	420	2	421
General and administrative	3	2,459	6	2,462
Total	$5	$3,496	$10	$3,501
Stock-based compensation expense during the three and six months ended June 30, 2015 includes $3,496 of previously unrecognized compensation cost for restricted stock grants that vested in connection with our initial public offering, or IPO, discussed in Note 1. The restricted stock grants contain vesting criteria based on both service (four years) and performance (the achievement of a minimum valuation threshold upon a liquidity event or initial public offering). The minimum valuation threshold was achieved in connection with our IPO.

(11)	Net Loss per Common Share
After giving effect to the corporate conversion on a retroactive basis as described in Note 1, the following table provides a reconciliation of the numerator and denominator used in calculating basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2014 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Numerator:
Net loss attributable to common stockholders	$(13,708)	$(19,487)	$(24,586)	$(34,761)
Denominator:
Weighted-average common shares outstanding - basic	12,091,134	19,300,197	12,075,655	17,320,472
Dilutive effect of stock options, warrants, and restricted stock units(1)	—	—	—	—
Weighted-average common shares outstanding - diluted	12,091,134	19,300,197	12,075,655	17,320,472
Net loss per share attributable to common stockholders - basic and diluted	$(1.13)	$(1.01)	$(2.04)	$(2.01)
(1) Potentially dilutive stock options, warrants, and restricted stock were excluded from the calculation of diluted weighted-average shares outstanding as they would have had an anti-dilutive effect due to losses reported during the three and six months ended June 30, 2014 and 2015.
The treasury stock method is used to determine the dilutive effect of the Company’s potentially dilutive securities. The following potentially dilutive securities outstanding at the end of the periods presented were excluded from the calculation of diluted shares outstanding due to their anti-dilutive effect:

	June 30, 2014	June 30, 2015
Stock options	340,407	315,018
Warrants for common stock	141,386	4,061
Restricted stock units	—	579,869
Total	481,793	898,948

(12)	Income Taxes
Prior to our conversion to a corporation on June 5, 2015, we were organized as a limited liability company and had elected to be taxed as a corporation subject to applicable domestic and foreign income tax laws. Therefore, the corporate conversion had no impact on our income taxes, deferred tax assets, or deferred tax liabilities; however, our net operating loss carryforwards could be subject to limitation based on the ownership changes associated with our initial public offering in June 2015.

Income taxes are determined using an estimated annual effective tax rate applied against income, which are then adjusted for the tax impacts of certain discrete items. The Company recorded income tax expense of $132 and $280 during the three months ended June 30, 2014 and June 30, 2015, respectively, resulting in effective rates of 0.97% and 1.46%, respectively. The Company recorded income tax expense of $516 and $479 during the six months ended June 30, 2014 and June 30, 2015, respectively, resulting in effective rates of 2.14% and 1.40%, respectively. The Company updates its annual effective income tax rate each quarter, and if the estimated effective income tax rate changes, a cumulative adjustment is made. The low effective tax rates for the three and six months ended June 30, 2014 and 2015 are primarily due to full valuation allowances against certain deferred tax assets.
The Company evaluates the realizability of the deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely than-not that all or a portion of the deferred tax assets will not be realized. As part of the evaluation, the Company reviews both positive and negative evidence to determine if a valuation allowance is needed.
The Company’s review of positive evidence included the review of in-process tax planning strategies, favorable historical results and forecasted pretax income. Negative evidence includes a forecasted current year loss and near-term industry challenges. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely than-not realizable, the Company establishes a valuation allowance. The Company determined that there was sufficient evidence to establish that the Company’s current recorded valuation allowance against certain deferred tax assets remains reasonable. The Company will monitor the need for additional valuation allowances at each quarter in the future and if the negative evidence outweighs the positive evidence an allowance will be recorded. No liability for uncertain tax positions has been recorded as of December 31, 2014 or June 30, 2015.

(13)	Commitments and Contingencies
The Company has certain minimum obligations under noncancelable operating leases, principally in connection with office and warehouse space. The Company has entered into noncancelable lease agreements, which contain provisions for rent-free periods. The total amount of rental payments due over the lease terms are being charged to rent expense on the straight-line method over the terms of the leases. Rent expense associated with noncancelable operating leases totaled $310 and $320 for the three months ended June 30, 2014 and 2015, respectively, and $629 and $609 for the six months ended June 30, 2014 and 2015, respectively.
Future minimum lease payments under noncancelable operating leases at June 30, 2015 are as follows:

Amount
Year:
2015 (remaining)	$755
2016	1,529
2017	1,239
2018	925
2019	640
2020	16
Thereafter	—
$5,104

(14)	Segment, Geographical, and Customer Concentration
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment, which is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The Company’s geographic regions consist of the United States and other areas, which are referred to as international.

The following table represents net revenues by geographic area based on the location of the customer during the three and six months ended June 30, 2014 and 2015:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015
United States	$13,551	$16,579	$26,301	$31,899
International	1,530	2,063	2,627	3,491
Total	$15,081	$18,642	$28,928	$35,390
For the three and six months ended June 30, 2014 and 2015, no customers accounted for greater than 10% of revenues. Additionally, no customers accounted for greater than 10% of accounts receivable as of December 31, 2014 or June 30, 2015.
The composition of the Company’s long-lived assets, consisting of property and equipment, amortizable intangible assets, and goodwill by geographic area is set forth below:

	December 31, 2014	June 30, 2015
United States	$6,516	$5,286
Israel	33,855	33,608
Other Regions	6,253	5,557
Total	$46,624	$44,451

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our prospectus dated June 5, 2015, filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the "Prospectus").
When we refer to "we," "our," "us" or "EndoChoice" in this Quarterly Report on Form 10-Q, we mean EndoChoice Holdings, Inc. as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.
Special note regarding forward-looking statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "seek," "should," "strategy," "target," "will," "would" and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a medical device company focused exclusively on designing and commercializing a platform of innovative products and services for gastrointestinal, or GI, caregivers. We currently serve over 2,500 GI departments that perform endoscopic procedures, which represent approximately one-third of the U.S. market. We offer a comprehensive range of products and services that span single-use devices and infection control products, pathology and imaging systems. In December 2013, we began limited commercialization of our Fuse® full spectrum endoscopy system, or Fuse®. Our Fuse® system enables GI specialists to see more than twice the anatomy at any one time compared to standard, forward-viewing colonoscopes and has been clinically demonstrated to detect 69% more pre-cancerous polyps than standard colonoscopes. We believe our commitment to continuing innovation and focus on GI specialists provides us with the unique capability to meet their evolving needs. We intend to leverage our broad product platform, established customer relationships, commercial infrastructure and Fuse® technology to set a new standard of care for the global GI market.
We estimate that the addressable worldwide market for our GI endoscopy products and services is over $6 billion, with more than 70 million GI endoscopies performed each year in the United States, Japan and Europe combined. We estimate that the addressable market for our GI endoscopy products and services is growing at 7% annually driven by increased governmental and payor focus on screening, prevention and treatment of colorectal cancer and other GI conditions, an aging global population and changing dietary habits. GI endoscopies involve inserting a thin tube containing a camera or cameras into a natural orifice of the patient to examine the upper or lower GI tract in order to diagnose and treat various GI conditions, including colorectal cancer. GI endoscopies require a large number of steps, including setup, imaging, therapy, specimen retrieval, pathology and endoscope disinfection and repair, which we refer to collectively as the GI procedure cycle. The GI endoscopy market is highly fragmented and served by numerous companies, many of which focus on only one or two areas of the GI procedure cycle. We believe the needs of GI specialists are currently underserved due to the lack of a comprehensive provider solely focused on innovation in the GI endoscopy market.
We founded our company to serve the evolving needs of GI specialists by continually bringing to market a broad suite of innovative products across the GI procedure cycle. Since we began our commercial operations in 2008, we have developed an extensive line of devices and infection control products and have added pathology and scope repair services capabilities. Our products and services are designed to improve clinical outcomes and GI specialist productivity. In 2013, we acquired Peer Medical Ltd., which was developing a new endoscope system that we now call Fuse®. Our focus on product innovation and services that span the GI endoscopy procedure cycle has enabled our direct salesforce to penetrate approximately one-third of the GI departments in the United States in just six years while increasing our sales per customer over that time.

Our products are used in colonoscopy and EGD and other procedures of the upper GI tract, which represent approximately 15 million and 8 million annual procedures in the United States, respectively, and together account for 96% of all GI endoscopic procedures. Colonoscopy is used for the screening, surveillance and diagnosis of GI diseases including colorectal cancer, inflammatory bowel disease and GI bleeding.
Our Fuse® system, which is intended for visualization of the GI tract and related therapeutic interventions, enables a wider field of view for upper and lower endoscopy procedures. Specifically, the Fuse® colonoscope offers a 330° view of the colon during colonoscopy instead of the 140° to 170° view offered by standard colonoscopes. This enables the GI specialist to visualize more than twice the anatomy at any one time as compared to a standard colonoscope and improves the ability to more thoroughly examine the colon without prolonging the time to complete the colonoscopy. According to the results of a tandem clinical trial published in The Lancet Oncology, GI specialists using Fuse® during colonoscopy identified 69% more pre-cancerous polyps than when using standard endoscopes. The improved detection is clinically important not only because pre-cancerous polyps are removed during the procedure, but also because clinical guidelines recommend more frequent colonoscopies following initial detection of pre-cancerous polyps. Further, we believe that increased adoption of Fuse® for colorectal cancer screening could result in significant savings to healthcare payors given the high cost of colorectal cancer related surgical intervention and subsequent treatment. The costs of surgeries and related care can be significant, with total costs to the U.S. healthcare system estimated to exceed $8 billion per year.
During the six months ended June 30, 2014 and 2015, our net revenue was $28.9 million and $35.4 million, respectively and for the three months ended June 30, 2014 and 2015, our net revenue was $15.1 million and $18.6 million, respectively. During the six months ended June 30, 2014 and 2015, our net loss was $24.6 million and $34.8 million, respectively and for the three months ended June 30, 2014 and 2015, our net loss was $13.7 million and $19.5 million, respectively. We have not been profitable since inception and as of June 30, 2015, our accumulated deficit was $131.9 million. We have made significant investments over the past two years in our research and development, sales and marketing, general administrative and manufacturing operations in support of the commercialization of Fuse®. We intend to continue to make investments in building our U.S. and International commercial infrastructure and sales force and in recruiting and training our sales representatives in addition to research and development of new products.
Recent developments
Corporate conversion
On June 4, 2015, ECPM Holdings, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to EndoChoice Holdings, Inc. As a result of the corporate conversion, the holders of the different classes and series of units of ECPM Holdings, LLC became holders of an aggregate of 17,580,918 shares of common stock and 579,869 shares of restricted stock in EndoChoice Holdings, Inc. In addition, holders of options and warrants to purchase units of ECPM Holdings, LLC received an aggregate of 339,373 options and 187,161 warrants to purchase shares of EndoChoice Holdings, Inc. common stock.
The condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q have been retroactively adjusted to account for the effect of the corporate conversion for all periods presented prior to June 30, 2015.
Initial Public Offering
On June 5, 2015, we completed our initial public offering, or IPO, by issuing 7,302,500 shares of common stock, including 952,500 shares sold to underwriters for the exercise of their option to purchase additional shares, at an offering price of $15.00 per share. Of the 7,302,500 common shares sold in the offering, 7,052,500 shares were sold by the Company and 250,000 shares were sold by existing stockholders. The Company received net proceeds from the IPO of approximately $94.5 million after deducting underwriting discounts and commissions of $7.4 million and offering expenses of $3.9 million.
Debt Refinancing
On June 30, 2015, we refinanced our outstanding debt by entering into a new term loan credit and security agreement (the "Term Loan Credit Agreement") and a new revolving loan credit and security agreement (the "Revolving Loan Credit Agreement"). The Term Loan Credit Agreement provides for a five-year $43.0 million senior term loan facility. The Revolving Loan Credit Agreement provides for a five-year $15.0 million senior revolving credit facility. The new facilities are secured by substantially all of the assets of the Company and its domestic subsidiaries and are discussed in greater detail under "Liquidity and Capital Resources."

Components of our results of operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Net revenues
We generate revenue primarily from the sales of GI equipment and supplies and GI pathology services, to GI caregivers treating a wide range of GI diseases. Net revenues from GI equipment and supplies include revenue from imaging systems, single use therapeutic devices and infection control products, and endoscope repair and maintenance, and our net revenues from GI pathology services include revenues from our GI pathology laboratory. Sales to U.S. customers represented approximately 90.9% and 90.1% of our net revenues for the six months ended June 30, 2014 and 2015, respectively, and 89.8% and 88.9% for the three months ended June 30, 2014 and 2015, respectively.
Our Fuse® system is comprised of colonoscopes and gastroscopes, a FuseBox® video processor, a FusePanel® image management system, a FuseView® monitor system, a standard FuseCart® and other related supplies. We sell our Fuse® system primarily to GI departments in ASCs and hospitals in the United States and Germany and through distributors in other international markets.
We expect revenue to increase in the future as we expand our sales, marketing and distribution capabilities to support growth in the United States and internationally as our Fuse® system becomes more widely adopted. We expect revenues to increase during the remainder of 2015 from 2014 levels due to the commercialization of Fuse®, as well as a growing base of customers for our single-use infection control and device products and our pathology services.
Cost of revenues
We have manufacturing facilities in Caesarea, Israel and Halstenbek, Germany and assemble products in the United States at our facilities in Alpharetta, Georgia and Reno, Nevada. Cost of revenues consist primarily of manufacturing, procurement and shipping, overhead costs, direct material costs and direct labor. A significant portion of our cost of revenues consists of manufacturing overhead costs such as quality assurance, material procurement, inventory control, warehousing and shipment, facilities, depreciation on equipment and operations supervision and management. Due to our relatively low production volumes compared to our available manufacturing capacity, currently a large portion of our Fuse® unit product cost consists of manufacturing overhead expense. We expect cost of revenues to decrease as a percentage of net revenues in the future as our per-unit manufacturing costs decline due to greater absorption of our fixed manufacturing costs over an increase in units produced. In addition, we expect our direct materials and direct labor costs to also decline with higher sales and production volumes as we are able to negotiate more favorable pricing from component suppliers and introduce design programs to reduce the number and complexity of parts.
Gross profit
We calculate gross profit as net revenues less cost of revenues. Our gross profit has been and will continue to be affected by a variety of factors, including production volumes, manufacturing costs, product reliability and production yields, and the implementation over time of cost-reduction strategies. We expect our gross profit to increase over time as our production volume increases and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby significantly reducing our per unit manufacturing costs. However, our gross profit will likely fluctuate from quarter to quarter.
Research and development
Our research and development, or R&D, employees are located in Israel, the United States, and Germany who are exclusively focused on the GI industry. R&D expenses consist primarily of engineering, product development, clinical and regulatory affairs, consulting services, materials, depreciation, and other costs associated with our products under development, patent related costs, and start-up manufacturing costs and R&D activities associated with our core technologies and processes. We expense all R&D costs as incurred. For the six months ended June 30, 2014 and 2015, R&D expenses included $1.8 million and $1.3 million, respectively, and for the three months ended June 30, 2014 and 2015, R&D expenses included $0.9 million and $0.5 million, respectively, of labor and overhead costs associated with certain engineering activities required to advance the design of the Fuse® product for manufacture.
We expect the amount of our R&D expense to increase as we continue to innovate and introduce new products and technologies addressing the evolving needs of the GI caregiver. However, we anticipate that our R&D costs will decrease as a percentage of net revenues over time if we are successful growing the sales of our products.

Sales and marketing
We employ a team of experienced sales and marketing professionals in the United States and Germany. In international markets, we sell through 31 distributors and employ a team of experienced sales and marketing representatives in Germany who together serve our markets in Europe, the Middle East, Latin America and Asia. Sales and marketing expense consists primarily of salaries, employee benefits, commissions and bonuses, and related costs for personnel in sales and marketing. In addition, sales and marketing expense includes marketing and promotional activities, trade shows, travel expenses, depreciation on Fuse® demonstration equipment, and professional fees for consulting services. We expect the amount of sales and marketing expense to increase as we expand our sales force and marketing activities during the second half of 2015 to support the commercialization of Fuse® and further sales of our other products. The timing of these increased expenditures are dependent upon the commercial success of Fuse® and sales growth of our other products, as well as the timing of any new product launches and the hiring of additional sales people. We expect sales and marketing expense as a percentage of net revenue to increase over the next year but then to decline over time if we are able to increase the sales of our products.
General and administrative
General and administrative expense, or G&A, consists primarily of salaries, employee benefits, bonuses, stock-based compensation expense, and related costs for personnel who support our general operations such as executive management, legal, information technology, finance, accounting, and human resource functions. Beginning in 2013, our G&A expense included the effect of a 2.3% excise tax on the sale of medical devices in the United States. We expect the amount of G&A expenses to continue to increase for the foreseeable future as we employ additional personnel and incur additional legal, accounting, insurance and other professional service fees associated with being a public company. However, we expect G&A expenses to decrease as a percentage of net revenue if we are successful in growing the sales of our products.
Amortization of intangible assets
Amortization of intangible assets consists primarily of amortization expense related to separately identified intangible assets including developed technology, customer relationships and other assets acquired as a result of the acquisitions of Peer Medical Ltd. ("Peer Medical") and RMS Endoskopie-Technik Stephan Wieth e.K. ("RMS") in January 2013. The value of the intangible assets acquired in the Peer Medical and RMS transactions was $23.7 million and $1.9 million, respectively. The amortization of intangibles is expected to decline over time based on the useful lives of each identified intangible asset.
Other income (expense)
Other income (expense) primarily consists of interest expense, loss on early retirement of debt, foreign currency transaction gains and losses, and changes in the fair value of warrant liabilities. Interest expense consists primarily of interest payments made pursuant to our previous Senior Secured Credit Facility with Silicon Valley Bank (which we refer to as our Senior Secured Credit Facility) and the growth capital loan facility with Triple Point Capital (which we refer to as our Growth Capital Facility). We refinanced our Senior Secured Credit Facility and Growth Capital Facility on June 30, 2015 leading to the recognition of a loss on early retirement of debt. Interest expense will fluctuate in future periods to the extent we incur additional, or pay down, indebtedness. Our foreign currency transaction gains and losses primarily relate to foreign currency denominated cash, liabilities, and intercompany receivables and payables. The warrants issued to Triple Point Capital in connection with the Growth Capital Facility were remeasured to fair value on the date of the corporate conversion and reclassified from other long term liabilities to additional paid-in capital on the condensed consolidated balance sheet.
Income taxes
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance in certain jurisdictions for deferred tax assets, including net operating loss carryforwards, research and development credits, and other tax credits. We are taxed at the rates applicable within each jurisdiction in which we operate and/or generate revenue. The composite income tax rate, tax provisions, deferred tax assets, and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.

Critical accounting policies and estimates
Management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
There have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2015 as compared to the significant accounting policies described in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 5, 2015 related to our Registration Statement on Form S-1, as amended (File No. 333-203883) for our initial public offering. We believe that the critical accounting policies discussed in that prospectus are important to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Recently issued accounting pronouncements
In July 2015, the FASB issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for inventory for entities using FIFO or average cost from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. We are currently evaluating the impact of the future adoption of this standard, but we do not expect the adoption to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 will require an entity to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset, consistent with the treatment of debt discounts. The amendment does not change the recognition and measurement guidance for debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. The Company early adopted ASU 2015-03 as of June 2015, as permitted, and applied the new guidance retrospectively to all prior periods presented in the financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the future adoption of this standard.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year after the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The ASU defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact of the future adoption of this standard, but we do not expect the adoption to have a material effect on our consolidated financial statements.

Results of operations
Comparison of the Three and Six Months ended June 30, 2014 and 2015
The following table set forth amounts from our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2015 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Net revenues:
GI equipment and supplies	$12,017	$15,285	$22,925	$29,080
GI pathology services	3,064	3,357	6,003	6,310
Net revenues	15,081	18,642	28,928	35,390
Cost of revenues:
GI equipment and supplies	8,397	10,952	14,543	20,978
GI pathology services	1,393	1,157	2,700	2,300
Cost of revenues	9,790	12,109	17,243	23,278
Gross profit	5,291	6,533	11,685	12,112
Operating Expenses:
Research and development	5,923	5,166	11,073	9,849
Sales and marketing	6,794	7,557	13,303	15,800
General and administrative	3,952	7,944	7,652	12,361
Amortization of intangible assets	1,188	690	2,361	1,377
Operating expenses	17,857	21,357	34,389	39,387
Operating loss	(12,566)	(14,824)	(22,704)	(27,275)
Other expense	(1,010)	(4,383)	(1,366)	(7,007)
Net loss before income taxes	(13,576)	(19,207)	(24,070)	(34,282)
Income tax expense	(132)	(280)	(516)	(479)
Net loss	$(13,708)	$(19,487)	$(24,586)	$(34,761)
Net revenues
The following table sets forth revenue by product category for the three and six months ended June 30, 2014 and 2015 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Imaging	$3,435	$6,095	$6,564	$11,600
Single-use products	8,582	9,190	16,361	17,480
GI equipment and supplies	12,017	15,285	22,925	29,080
GI pathology services	3,064	3,357	6,003	6,310
Net revenues	$15,081	$18,642	$28,928	$35,390

Net revenues for GI equipment and supplies increased $3.3 million, or 27.2%, to $15.3 million for the three months ended June 30, 2015 compared to $12.0 million during the three months ended June 30, 2014. Net revenues for GI equipment and supplies increased $6.2 million, or 26.8%, to $29.1 million for the six months ended June 30, 2015 compared to $22.9 million during the six months ended June 30, 2014. The growth in net revenues for GI equipment and supplies was primarily attributable to increases in imaging sales of Fuse® systems from 15 systems to 27 systems, or 80.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2015, respectively, and from 25 systems to 53 systems, or 112.0%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2015. Our average selling price per system was consistent for all periods presented. Fuse® had minimal sales during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2015, as we continued its commercial introduction. The growth in net revenues for GI equipment and supplies was also attributable to a 7.1% and 6.8% increase in net revenues for the three and six months ended June 30, 2015 for our single-use therapeutic devices and infection control products, respectively, which was achieved through expansion of our customer base and an increase in average monthly order size.
Net revenues for GI pathology services increased $0.3 million, or 9.6%, to $3.4 million for the three months ended June 30, 2015 compared to $3.1 million during the three months ended June 30, 2014. Net revenues for GI pathology services increased $0.3 million, or 5.1%, to $6.3 million for the six months ended June 30, 2015 compared to $6.0 million during the six months ended June 30, 2014. The growth in net revenues for GI pathology services was attributable to a 12.5% increase in the number of specimens processed for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and an 8.6% increase in the number of specimens processed for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Cost of revenues
Cost of revenues for GI equipment and supplies increased $2.6 million, or 30.4%, to $11.0 million during the three months ended June 30, 2015 compared to $8.4 million during the three months ended June 30, 2014. Cost of revenues increased $6.5 million, or 44.2%, to $21.0 million during the six months ended June 30, 2015 compared to $14.5 million during the six months ended June 30, 2014. The increase in cost of revenues was primarily attributable to the growth in the number of Fuse® systems sold, which resulted in the allocation of the fixed portion of our manufacturing overhead costs over more production units. In addition, the three and six months ended June 30, 2015 included a charge of $0.8 million for warranty costs related to earlier generations of the Fuse® system. As a percentage of GI equipment and supplies revenues, cost of revenues for GI equipment and supplies were 69.9% and 63.4% for the three and six months ended June 30, 2014 compared to 71.7% and 72.1% for the three and six months ended June 30, 2015. The increase in GI equipment and supply costs is due to the launch of Fuse® and the initially lower gross margin of Fuse® during the ramp up of global manufacturing operations prior to achieving significant sales.
Cost of revenues for GI pathology services decreased $0.2 million, or 16.9%, to $1.2 million during the three months ended June 30, 2015 compared to $1.4 million during the three months ended June 30, 2014. Cost of revenues decreased $0.4 million, or 14.8%, to $2.3 million during the six months ended June 30, 2015 compared to $2.7 million during the six months ended June 30, 2014. The decrease in GI pathology costs relates to a reduction in average headcount, supplies, and customer acquisition costs, as well as the delayed timing of backfilling of open positions. In addition, the higher number of specimens processed resulted in the allocation of the fixed portion of our production overhead costs over more specimens. As a percentage of GI pathology services revenues, cost of revenues for GI pathology services were 45.5% and 45.0% for the three and six months ended June 30, 2014 compared to 34.5% and 36.5% for the three and six months ended June 30, 2015.
During 2015, we expect that cost of revenues as a percentage of net revenues may not decrease significantly and may even increase due to the ongoing launch of Fuse® and the continuing need to scale up manufacturing activities and costs prior to achieving the expected volume of sales. As we continue commercialization of Fuse® in the future beyond 2015, if we are able to achieve higher sales volumes and economies of scale in manufacturing, we expect cost of revenues to decrease as a percentage of net revenues as our per-unit manufacturing costs decline from the absorption of fixed manufacturing costs over higher production units as well as the introduction of design and sourcing programs to reduce the cost of direct materials. Our ability to achieve this goal to decrease cost of revenues as a percentage of revenues is dependent upon the reliability of our products and the widespread acceptance of Fuse®.
Gross profit
Gross profit was $5.3 million and $11.7 million for the three and six months ended June 30, 2014 compared to $6.5 million and $12.1 million for the three and six months ended June 30, 2015, an increase of $1.2 million and $0.4 million, or 23.5% and 3.7%, respectively, for the reasons discussed above.

Research and development
Research and development expenses decreased $0.7 million, or 12.8%, to $5.2 million during the three months ended June 30, 2015 compared to $5.9 million during the three months ended June 30, 2014. Research and development expenses decreased $1.3 million, or 11.1%, to $9.8 million during the six months ended June 30, 2015 compared to $11.1 million during the six months ended June 30, 2014. The decrease in expense is primarily attributable to the reduction of Fuse® start-up manufacturing costs. Research and development expense included $0.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively, of labor and overhead costs associated with certain engineering activities required to advance the design of Fuse® for manufacture compared to $0.5 million and $1.3 million for the three and six months ended June 30, 2015. As a percentage of net revenues, research and development expenses were 39.3% and 38.3% for the three and six months ended June 30, 2014, respectively, compared to 27.7% and 27.8% for the three and six months ended June 30, 2015 respectively.
Sales and marketing
Sales and marketing expense increased $0.8 million, or 11.2%, to $7.6 million during the three months ended June 30, 2015 compared to $6.8 million during the three months ended June 30, 2014. Sales and marketing expenses increased $2.5 million, or 18.8%, to $15.8 million during the six months ended June 30, 2015 compared to $13.3 million during the six months ended June 30, 2014. The increase is primarily attributable to expanding the sales and marketing organization with a $1.0 million and $1.6 million increase in employee related expenses for the three and six months ended June 30, 2015, respectively. In addition, sales and marketing expense included an impairment charge of $0.9 million for the six months ended June 30, 2015 taken on existing demonstration equipment as the Company plans to replace this equipment with new versions of Fuse®. No impairment charge was recognized during the three months ended June 30, 2015. As a percentage of net revenues, sales and marketing expenses were 45.1% and 46.0% for the three and six months ended June 30, 2014, respectively, compared to 40.5% and 44.6% for the three and six months ended June 30, 2015, respectively.
General and administrative
General and administrative expense increased $3.9 million, or 101.0%, to $7.9 million during the three months ended June 30, 2015 compared to $4.0 million during the three months ended June 30, 2014. General and administrative expenses increased $4.7 million, or 61.5%, to $12.4 million during the six months ended June 30, 2015 compared to $7.7 million during the six months ended June 30, 2014. The increase was due to higher headcount, as we invested in our infrastructure and systems and added personnel to support the growth of the company and commercialization of Fuse®, along with a $0.5 million state use tax accrual incurred in conjunction with the deployment of demonstration equipment. In addition, general and administrative expense included a $2.5 million charge for stock based compensation during the three months ended June 30, 2015 recorded in conjunction with the corporate conversion and IPO. As a percentage of net revenues, general and administrative expenses were 26.2% and 26.5% for the three and six months ended June 30, 2014, respectively, compared to 42.6% and 34.9% for the three and six months ended June 30, 2015, respectively.
Amortization of intangible assets
Amortization of intangible assets was $1.2 million and $2.4 million for the three and six months ended June 30, 2014 compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2015. The decrease relates to fully amortizing the noncompete agreement associated with the 2013 acquisition of Peer.
Other expense
For the three and six months ended June 30, 2014 and 2015, other expense was as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Interest expense	$(740)	$(1,503)	$(1,089)	$(3,094)
Exchange rate loss	(279)	(180)	(171)	(1,166)
Loss on early retirement of debt	$—	$(2,282)	$—	$(2,282)
Warrant liability mark-to-market	$—	$(407)		$(435)
Other income (expense)	9	(11)	(106)	(30)
Other expense	$(1,010)	$(4,383)	$(1,366)	$(7,007)

Other expenses increased $3.4 million, or 334.0%, to $4.4 million during the three months ended June 30, 2015 compared to $1.0 million during the three months ended June 30, 2014. Other expenses increased $5.6 million, or 413.0%, to $7.0 million during the six months ended June 30, 2015 compared to $1.4 million during the six months ended June 30, 2014. The increase was primarily due to the $2.3 million loss on retirement of debt recorded in conjunction with the debt refinancing on June 30, 2015, a $0.4 million change in the fair value of the warrant liability recognized upon the corporate conversion and an increased interest expense on higher borrowings. The foreign currency losses recorded during 2015 relate to the impact of revaluing certain of our intercompany receivables and payables between our U.S., German, and Israeli subsidiaries as a result of changes in the respective Euro and Shekel to U.S. dollar exchange rates.
Income tax expense
Income tax expense was $0.1 million and $0.5 million for the three and six months ended June 30, 2014 compared to income tax expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2015, an increase of $0.2 million and $0.0 million, respectively. The increase during the three months ended June, 2015 compared to the three months ended June 30, 2014 was due to income taxes on foreign subsidiary earnings during the year.
Net loss
Net loss increased from $13.7 million and $24.6 million for the three and six months ended June 30, 2014 to $19.5 million and $34.8 million for the three and six months ended June 30, 2015 for the reasons discussed above, in particular the overall increase in operating expenses, interest expense, foreign currency losses and the loss on early retirement of debt.
Significant trends and uncertainties impacting our business
The global GI Endoscopy market has been growing as a result of:

•	increased governmental and payor focus on colorectal cancer screening, prevention and treatment of colorectal cancer and other GI conditions;

•	an aging global population; and

•	changing dietary habits.
Nonetheless, we face a number of challenges and uncertainties, including:

•
lack of experience that GI customers have with out products (and our Fuse® system in particular) and their concerns that we are relatively new to the business of designing and manufacturing endoscopy systems;

•	concerns that our competitors have greater financial and other resources than our company;

•	entrenched relationships that our competitors have with potential customers and their competitive response and negative selling effors against us; and

•	reluctance by GI caregivers to change or to use new products and services for established procedures.
We are also subject to additional risks and uncertainties discussed in our final prospectus filed with the Securities and Exchange Commission on June 5, 2015 for our initial public offering and in the section titled “Risk Factors” included under Part II, Item 1A below.
Seasonality and quarterly fluctuations
Our business is seasonal in nature. We have experienced and expect to continue to experience variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which tend to happen in the first quarter and may cause patients to delay elective procedures. Demand and timing for GI endoscopy procedures may be impacted by provider budgetary cycles and by the desire of patients to spend their remaining balances in flexible spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, sale cycles for medical capital equipment such as our Fuse® system can be longer than other products, which may result in revenue variations caused by the timing of the receipt of customer orders or the shipment of our systems. In the third quarter, the number of GI endoscopy procedures in the U.S. and Europe is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of GI specialists and their patients. Other factors that may cause variability in our results include: the number and mix of products sold in the quarter, the demand for, and pricing of, our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; increased competition; the timing of the receipt of customer orders; changes in average selling prices; the availability and cost of components and materials; number of selling days, and fluctuations in foreign currency exchange rates.

Liquidity and capital resources
Overview
Since our inception through June 30, 2015, we have financed our operations primarily through non-public equity financings and to a lesser extent, debt financings. On June 5, 2015, we completed our IPO and received net proceeds of approximately $94.5 million. Based on our current operating plan, we expect that cash on hand together with anticipated funds from operations and $15.0 million of available capital under our revolving line of credit will be sufficient to fund our operations into 2019. As of June 30, 2015, we had cash and cash equivalents of $118.5 million and an accumulated deficit of $131.9 million compared to cash and cash equivalents of $13.8 million and an accumulated deficit of $97.2 million as of December 31, 2014.
On June 30, 2015, the Company refinanced its outstanding debt by entering into a new $58.0 million credit facility, which includes a Term Loan Credit Agreement and a Revolving Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank. The Term Loan Credit Agreement provides for a five-year $43.0 million senior term loan facility secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries (other than intellectual property, which is subject to a negative pledge only). The Revolving Loan Credit Agreement provides for a five-year $15.0 million senior revolving credit facility also secured by a substantially all assets lien. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity.
Proceeds from the Term Loan Facility were used to repay $40.0 million of outstanding loans under the Growth Capital Loan and Security Agreement dated February 18, 2014 with Triple Point Capital, LLC (the "Growth Capital Facility"), $2.3 million of prepayment and end of term fees under the Growth Capital Facility, and approximately $0.5 million of other fees and expenses in connection with the refinancing, with the remaining $0.2 million of proceeds used for general business purposes. The Revolving Credit Facility is expected to be used in the future for working capital needs and general business purposes. The Term Loan Credit Agreement and Revolving Loan Credit Agreement are discussed below under the caption "Indebtedness".
Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

•	our ability to generate revenues;

•	fluctuations in gross margins, operating expenses and net loss; and

•	fluctuations in working capital.
Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to Fuse®;

•	expansion of our sales and marketing activities, including hiring new direct sales representatives;

•
purchases of new product demonstration equipment, including colon models and other simulation equipment, used by our sales representatives and other personnel for Fuse® product demonstrations to GI specialists;

•
improvements in our manufacturing capacity as sales of our Fuse® system and other products increase in the future, which will include the acquisition of equipment and other fixed assets related primarily to the manufacturing of our Fuse® system and our other products; and

•	payment of interest due under our Term Loan Credit Agreement.
We may raise additional funds to finance future cash needs through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. The covenants under our credit facilities limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Cash flows
The following table provides a summary of our cash flows for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2014	2015
Net cash used in operating activities	$(22,103)	$(18,561)
Net cash used in investing activities	(6,788)	(2,555)
Net cash provided by financing activities	27,125	125,808
Cash flows from operating activities
During the six months ended June 30, 2014, net cash used in operating activities was $22.1 million, consisting primarily of a net loss of $24.6 million and an increase in net operating assets of $3.0 million, partially offset by non-cash charges of $5.5 million. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development and manufacturing supply chain. The increase in the change in net operating assets was due to increases in accounts receivable, inventories, prepaid expenses and other current assets, and other assets, partially offset by an increase in accounts payable, accrued liabilities, and other liabilities. The non-cash charges primarily consisted of depreciation and amortization and non-cash interest expense and discount amortization.
During the six months ended June 30, 2015, net cash used in operating activities was $18.6 million, consisting primarily of a net loss of $34.8 million, partially offset by the decrease in in net operating assets of $2.6 million, non-cash charges of $11.3 million, and loss on early debt retirement of $2.3 million. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development and manufacturing supply chain. The decrease in the change in net operating assets was due to increases in accounts payable, accrued liabilities and other liabilities, decreases in inventories and other assets, partially offset by increases in accounts receivable and prepaid expenses and other current assets. The non-cash charges primarily consisted of depreciation and amortization, loss on impairment of property and equipment, stock based compensation, change in the fair value of warranty liability, and an unrealized foreign currency loss.
Cash flows from investing activities
During the six months ended June 30, 2014, net cash used in investing activities was $6.8 million, consisting of an increase in the deployment of Fuse® demonstration equipment and an increase in other capital expenditures associated with the global expansion of our infrastructure to support the commercialization of Fuse®.
During the six months ended June 30, 2015, net cash used in investing activities was $2.6 million, consisting of Fuse® demonstration equipment and other purchases of property and equipment associated with the global expansion of our infrastructure to support the commercialization of Fuse®.
Cash flows from financing activities
During the six months ended June 30, 2014, net cash provided by financing activities was $27.1 million consisting of proceeds from the issuance of member units of $0.1 million and a drawdown of cash of $30.0 million under our Growth Capital Facility, partially offset by net repayments on the Senior Secured Credit Facility of $2.5 million and payment of financing fees and capital lease obligations of $0.5 million.
During the six months ended June 30, 2015, net cash provided by financing activities was $125.8 million consisting of proceeds from the issuance of member units of $31.0 million, net proceeds from our IPO of $94.5 million, net proceeds from our debt refinancing of $3.0 million, partially offset by prepayment and end of term fees for early retirement of debt of $2.3 million and payments for debt financing fees of $0.4 million.
Indebtedness
On June 30, 2015, the Company refinanced its outstanding debt by entering into the $43.0 million Term Loan Credit Agreement and $15.0 million Revolving Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank.

The Credit Agreements contain representations and covenants typical for credit arrangements of comparable size in the medical device industry, including certain financial covenants related to minimum liquidity levels and net revenues. The Credit Agreements also contain customary events of default. If an event of default occurs and is not cured within any applicable grace period or is not waived, the creditors are entitled to take various actions, including, without limitation, the acceleration of amounts due thereunder, termination of commitments under the Credit Agreements, and realization upon the collateral securing the credit facilities.
Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43.0 million senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 2.95% on the $43.0 million advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee will be accrued as additional interest expense using the effective interest rate method over the term of the loan.
Proceeds from the Term Loan Facility were used to voluntarily prepay $40.0 million of outstanding loans under the Growth Capital Facility with Triple Point Capital, LLC, to pay $2.3 million of prepayment and end of term fees, and to pay $0.5 million of other fees and expenses in connection with the refinancing.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15.0 million senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of June 30, 2015. The Revolving Credit Facility expires on June 30, 2020.
Contractual obligations and commitments
The following table summarizes our expected material contractual payment obligations as of June 30, 2015 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)(2)	$44,269	$—	$25,800	$18,469	$—
Operating leases	5,104	1,516	2,569	1,019	—
Total	$49,373	$1,516	$28,369	$19,488	$—

(1)	Under the terms of the Term Loan Credit Agreements, principal payments begin January 2018 and continue until maturity on June 30, 2020.

(2)	Includes aggregate end of term fees of $1,269 due at maturity of the Term Loan Credit Agreement.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements.

JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this prospectus, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. The primary market risks that we are exposed to include interest rate risk, foreign currency exchange rate risk, and inflation risk.
Interest rate risk
We are exposed to interest rate risk in connection with future borrowings under our Revolving Credit Facility, which will bear interest annually at a floating rate based upon the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25%. As of June 30, 2015, no amounts were outstanding under our Revolving Credit Facility. We do not believe that we are exposed to material interest rate risk with respect to our Term Loan Facility, which bears interest at a fixed rate of 9.5% that is not subject to changes in market interest rates.
We are also exposed to a degree of interest rate risk related to investments in marketable debt securities classified as cash equivalents on the condensed consolidated balance sheet as of June 30, 2015. As of June 30, 2015, cash and cash equivalents were comprised of $5.8 million in cash and $112.7 million of investments in liquid money market funds with durations of less than 90 days. The primary objectives of our investment activities are to ensure liquidity and preserve capital. We also seek to maximize income from our investments without assuming significant risk. To achieve these objectives, we have established policies allowing excess cash to be invested in a diversified portfolio of high credit quality (Standard & Poor’s credit rating of A or better), U.S. dollar denominated marketable debt securities with durations of less than 1 year, including U.S. Treasury securities, U.S. government agency bonds, money market funds, certificates of deposit, and commercial paper. Due to their short-term nature, we do not believe that our investments in marketable debt securities are subject to significant interest rate risk. Nor do we believe that we are exposed to material interest rate risk with respect to cash, which is not subject to loss of principal due to fluctuations in interest rates and is held in readily available checking accounts with high quality financial institutions.
A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign currency risk
A portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Shekel. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of comprehensive loss. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.
For the three months ended June 30, 2014 and 2015, approximately 6.6% and 7.1%, respectively, of our sales were denominated in foreign currencies, and approximately 28.3% and 20.7%, respectively, of our purchases were denominated in foreign currencies. For the six months ended June 30, 2014 and 2015, approximately 6.4% and 6.1%, respectively, of our sales were denominated in foreign currencies, and approximately 29.5% and 20.5%, respectively, of our purchases were denominated in foreign currencies.
Inflation risk
Inflation generally affects us by increasing our cost of labor and manufacturing and other costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six month periods ended June 30, 2014 and 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The medical device industry is characterized by frequent claims and litigation, including claims regarding product liability, intellectual property, employment, and other general matters. As a result, we may be involved in various legal proceedings from time to time. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, operating results, or financial condition.
Item 1A. Risk Factors
An investment in our common stock involves risks. You should carefully consider the risk factors as previously disclosed in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 5, 2015 related to our Registration Statement on Form S-1, as amended (File No. 333-203883) for our initial public offering, or IPO, together with the updated risk factors below as well other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell shares of our common stock. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. Other than the risk factors described below, there have been no material changes to the risk factors as previously disclosed in our final prospectus filed with the SEC on June 5, 2015, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.
Risks related to our financial position and capital requirements
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of June 30, 2015, the amount of our total indebtedness, including accrued interest and end of term fees, was approximately $42.6 million, net of discount, representing amounts borrowed under our Term Loan Facility. No amounts were drawn or outstanding under the Revolving Credit Facility as of June 30, 2015.
Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

•	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making acquisitions, or exploring business opportunities;

•
requiring a significant portion of our available cash to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our available cash to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources; and

•
subjecting us to financial and other restrictive covenants in our debt instruments, the failure with which to comply could result in an event of default under the applicable debt instrument that allows the lender to demand immediate repayment of the related debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay product development, sales and marketing, capital and other expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Our Term Loan Facility and Revolving Credit Facility (the "Facilities") contain negative covenants restricting, among other things, dispositions of assets, changes in business, management, ownership, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions and investments, liens, and transactions with affiliates. The Facilities also include financial covenants requiring a minimum level of liquidity and revenue. As of June 30, 2015 we were in compliance with all of the covenants in the facilities. The Facilities also contain financial reporting requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Common Stock Issuances
During the three months ended June 30, 2015, we issued an aggregate of 304 shares of our common stock to employees upon the exercise of stock options under our 2007 Stock Incentive Plan for total consideration of $1 thousand. The issuance was exempt from registration under the Securities Act as an offer and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.
Warrant Issuances
During the three months ended June 30, 2015, we issued an aggregate of 67,989 shares of our common stock to warrant holders upon the cashless exercise of 183,100 warrants at a weighted-average exercise price of $10.92 per warrant. The issuance was effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
Corporate Conversion
On June 4, 2015, ECPM Holdings, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to EndoChoice Holdings, Inc. As a result of the corporate conversion, the holders of the different classes and series of units of ECPM Holdings, LLC became holders, in aggregate, of 17,580,918 shares of common stock and 579,869 shares of restricted stock in EndoChoice Holdings, Inc. In addition, holders of options and warrants to purchase units of ECPM Holdings, LLC received an aggregate of 339,373 options and 187,161 warrants, respectively, to purchase shares of EndoChoice Holdings, Inc. common stock. The issuance was effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
(b) Use of Proceeds from the Sale of Registered Securities
On June 10, 2015, we completed an initial public offering, or IPO, of our common stock. In connection with the IPO, we issued 7,302,500 shares of our common stock at a price of $15.00 per share, including 952,500 shares pursuant to the underwriters’ full exercise of their over-allotment option. The underwriters’ over-allotment option was comprised of 702,500 shares sold by us and 250,000 shares sold by certain selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-203883), which was declared effective by the SEC on June 5, 2015. The offering commenced on June 5, 2015 and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers, and William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, Incorporated acted as co-managers for the offering.
We received total net proceeds from the IPO of approximately $94.5 million after deducting underwriting discounts and commissions of approximately $7.4 million and other offering expenses of approximately $3.9 million. The selling stockholders received total net proceeds from the IPO of approximately $3.5 million after deducting underwriting discounts and commissions of approximately $0.5 million. No offering expenses were paid or are payable, directly or indirectly, to any of our directors or officers (or their associates), to persons owning ten percent or more of any class of our equity securities, or to any other affiliates.
The net proceeds from the IPO have been invested in highly-liquid money market funds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 5, 2015.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of EndoChoice Holdings, Inc.				X

3.2	Bylaws of EndoChoice Holdings, Inc.				X

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Stock Certificate for Common Stock	S-1/A	05/25/15	4.1

10.1#	EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan	S-8	06/12/15	10.1

10.2#	Form of Incentive Stock Option Agreement for EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan	S-1	05/05/15	10.22

10.3#	Form of Restricted Stock Award Agreement for EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan	S-1	05/05/15	10.22

10.4#	EndoChoice Holdings, Inc. Employee Stock Purchase Plan	S-8	06/12/15	10.4

10.5#	Peer Medical Ltd. 2010 Israeli Share Option Plan as assumed by ECPM Holdings, LLC and amended and restated effective January 4, 2013	S-8	06/12/15	10.5

10.6#	2014 Declaration of Amendment, dated August 6, 2014, to Peer Medical Ltd. 2010 Israeli Share Option Plan as assumed by ECPM Holdings, LLC and amended and restated effective January 4, 2013	S-8	06/12/15	10.6

10.7#	Endochoice, Inc. 2007 Stock Incentive Plan as assumed by ECPM Holdings, LLC and amended and restated effective January 4, 2013	S-1/A	05/26/15	10.13

10.8#	Form of Stock Option Award Agreement for Endochoice, Inc. 2007 Stock Incentive Plan (Employees)	S-1/A	05/26/15	10.14

10.9#	Form of Stock Option Award Agreement for Endochoice, Inc. 2007 Stock Incentive Plan (Non-Employee Directors)	S-1/A	05/26/15	10.15

10.10	Credit and Security Agreement (Term Loan) dated as of June 30, 2015, by and among EndoChoice Holdings, Inc., the other parties thereto that are designated as borrowers, MidCap Financial Trust as Administrative Agent, and the lenders party thereto	8-K	06/30/15	10.1

10.11	Credit and Security Agreement (Revolving Loan) dated as of June 30, 2015, by and among EndoChoice Holdings, Inc., the other parties thereto that are designated as borrowers, MidCap Financial Trust as Administrative Agent and as a lender, and the other lenders party thereto	8-K	06/30/15	10.2

10.12#	Form of Nonqualified Stock Option Agreement for EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

# Indicates management contract or compensatory plan.
* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of EndoChoice Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EndoChoice Holdings, Inc.
(Registrant)

Date: August 6, 2015	By:	/s/ David N. Gill
David N. Gill Chief Financial Officer (Principal Financial Officer and Accounting Officer and duly authorized signatory)