Form 10-Q
period 2015-09-30
EndoChoice Holdings, Inc.
filed 2015-11-05
CIK 1623919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 24,795,336 shares of Common Stock, $0.001 par value per share, outstanding as of November 2, 2015.

EndoChoice Holdings, Inc.

i

Part I. Financial Information
Item 1. Financial Statements
EndoChoice Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands (except share and per share data)	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$47,796	$13,761
Short-term investments	25,761	—
Receivables, net	8,399	8,379
Inventories	15,532	13,637
Deferred tax assets	242	970
Prepaid expenses and other current assets	4,042	2,363
Total current assets	101,772	39,110
Property and equipment, net	9,172	9,668
Long-term investments	29,167	—
Intangible assets, net	14,395	16,655
Goodwill	19,989	20,301
Deposits and other long-term assets	716	1,075
Total assets	$175,211	$86,809
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$6,688	$5,127
Accrued expenses and other current liabilities	9,559	8,328
Current portion of deferred rent	195	55
Deferred revenue	787	1,278
Total current liabilities	17,229	14,788
Long-term debt, net of discount	42,617	38,939
Deferred rent, less current portion	342	607
Deferred tax liabilities	3,758	4,147
Other long-term liabilities	1,128	2,089
Total liabilities	65,074	60,570
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 24,793,841 shares issued and outstanding at September 30, 2015; 14,467,219 shares issued and outstanding at December 31, 2014	25	14
Additional paid-in capital	255,976	125,404
Accumulated deficit	(143,504)	(97,165)
Accumulated other comprehensive loss	(2,360)	(2,014)
Total stockholders’ equity	110,137	26,239
Total liabilities and stockholders’ equity	$175,211	$86,809
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands (except share and per share data)	2015	2014	2015	2014
Revenues:
GI equipment and supplies	$14,684	$10,723	$43,764	$33,648
GI pathology services	3,679	3,446	9,989	9,449
Net revenues	18,363	14,169	53,753	43,097
Cost of revenues:
GI equipment and supplies	10,804	7,122	31,782	21,665
GI pathology services	1,418	1,256	3,718	3,956
Cost of revenues	12,222	8,378	35,500	25,621
Gross profit	6,141	5,791	18,253	17,476
Operating expenses:
Research and development	3,938	5,750	13,787	16,823
Sales and marketing	6,923	6,661	22,723	19,964
General and administrative	5,033	4,272	17,394	11,924
Amortization of intangible assets	690	818	2,067	3,179
Operating expenses	16,584	17,501	55,971	51,890
Operating loss	(10,443)	(11,710)	(37,718)	(34,414)
Other income (expense):
Other income (expense)	360	(948)	(1,271)	(1,225)
Interest expense	(1,163)	(1,151)	(4,257)	(2,240)
Loss on early retirement of debt	—	—	(2,282)	—
Total other expense	(803)	(2,099)	(7,810)	(3,465)
Net loss before income taxes	(11,246)	(13,809)	(45,528)	(37,879)
Income tax expense	(332)	(218)	(811)	(734)
Net loss	(11,578)	(14,027)	(46,339)	(38,613)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,413)	(2,783)	(357)	(2,806)
Change in fair value of available-for-sale securities	11	—	11	—
Other comprehensive loss	(1,402)	(2,783)	(346)	(2,806)
Comprehensive loss	$(12,980)	$(16,810)	$(46,685)	$(41,419)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(1.16)	$(2.34)	$(3.20)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	24,738,893	12,091,882	19,820,453	12,081,123
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
in thousands	2015	2014
Cash flows from operating activities:
Net loss	$(46,339)	$(38,613)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,055	6,524
Loss on disposal of fixed assets	372	260
Non-cash interest expense and discount amortization	565	117
Amortization (accretion) of premium (discount) on investment securities, net	195	—
Change in fair value of warrant liability	435	—
Provision for doubtful accounts	872	325
Unrealized foreign currency loss	545	625
Deferred taxes	327	364
Stock-based compensation	4,230	15
Loss on early retirement of debt	2,282	—
Loss on impairment of property and equipment	912	—
Changes in certain working capital components and other assets and liabilities:
Accounts receivable	(971)	735
Inventories	(2,350)	(2,629)
Prepaid expenses and other current assets	(1,755)	(1,040)
Other assets	459	(993)
Accounts payable, accrued expenses, and other liabilities	3,031	1,089
Net cash used in operations	(31,135)	(33,221)
Cash flows from investing activities:
Capital expenditures	(4,977)	(8,193)
Purchases of investment securities	(55,352)	—
Net cash used in investing activities	(60,329)	(8,193)
Cash flows from financing activities:
Borrowings on line of credit	—	18,800
Payments on line of credit	—	(20,993)
Proceeds from term loan	43,000	40,000
Principal payments on term loan	(40,000)	—
Prepayment and end of term fees for early retirement of debt	(2,306)	—
Payments for debt financing fees	(417)	(506)
Principal payments on capital leases	—	(55)
Proceeds from issuance of member units, net	31,000	141
Proceeds from issuance of common stock, net of issuance costs	94,186	—
Proceeds from option exercises	71	—
Net cash provided by financing activities	125,534	37,387
Effect of exchange rate changes on cash and cash equivalents	(35)	1
Net increase (decrease) in cash and cash equivalents	34,035	(4,026)
Cash and cash equivalents, beginning of period	13,761	8,040
Cash and cash equivalents, end of period	$47,796	$4,014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$2,492	$2,124
Income taxes	$43	$—
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of EndoChoice Holdings, Inc. (formerly ECPM Holdings, LLC prior to the corporate conversion discussed below; EndoChoice Innovation Center, Ltd.; EndoChoice GmbH; and Robert S. Smith, M.D., Inc. d/b/a EndoChoice Pathology ("EC Pathology")). The Company also owns a 67% interest in EndoChoice Israel, Ltd., which had no material transactions during the three and nine months ended September 30, 2015 or 2014. All significant intercompany transactions and balances were eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2015 and the results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2014. The condensed consolidated financial statements, including these condensed notes, exclude some of the disclosures required in annual consolidated financial statements.
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
The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.
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

Initial Public Offering
On June 10, 2015, the Company completed an initial public offering (the "IPO", or the "offering") of 7,302,500 shares of common stock, including 952,500 shares sold to underwriters for the exercise of their option to purchase additional shares, at an offering price of $15.00 per share. Of the 7,302,500 common shares sold in the offering, 7,052,500 shares were sold by the Company and 250,000 shares were sold by existing stockholders. The Company received net proceeds from the IPO of approximately $94,186 after deducting underwriting discounts and commissions of $7,405 and offering expenses of $4,197.
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

(2)	Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2015 as compared to the significant accounting policies described in Note 3 of the “Notes to consolidated financial statements” in the Company’s December 31, 2014 audited financial statements included in the final prospectus filed with the SEC on June 5, 2015, other than as detailed below.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less to be cash equivalents. The Company invests the majority of its cash in interest-bearing accounts in U.S. banks, and the Company’s foreign subsidiaries maintain cash accounts denominated in Euros and Shekels. Foreign currency accounts are remeasured to U.S. dollars at each month-end. At times, deposit balances in the U.S. may exceed the FDIC insured limit. The Company had $34,928 and $0 of investments in money market funds classified as cash equivalents as of September 30, 2015 and December 31, 2014, respectively.
Investment Securities
The Company’s short-term and long-term investments consist of U.S. Treasury securities, U.S. government agency securities, commercial paper, and corporate securities. The Company’s investments are classified as available-for-sale and reported at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies its investment securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investment securities not classified as cash equivalents that have remaining maturities of less than one year are classified as short-term investments, and investment securities with remaining maturities one year or greater are classified as long-term investments. The cost of investment securities sold is based on the specific identification method. In addition, interest income for investments in fixed maturity securities is recorded when earned using an effective yield method, giving effect to the amortization of premiums and accretion of discounts.
The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period. Stock options, warrants, and restricted shares are considered to be common stock equivalents and are evaluated for dilutive effect using the treasury-stock method. Basic and diluted net loss per common share are the same for the three and nine months ended September 30, 2015 and 2014 due to the Company's reported net losses during those periods and the exclusion of dilutive common stock equivalents from diluted weighted-average shares of common stock outstanding.

(3)	Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 will require an entity to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset, consistent with the treatment of debt discounts. The amendment does not change the recognition and measurement guidance for debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. The Company early adopted ASU 2015-03 in June 2015, as permitted, and applied the new guidance retrospectively to the condensed consolidated balance sheet as of December 31, 2014. There was no impact from the early adoption of ASU 2015-03 on the condensed consolidated statements of comprehensive loss or the condensed consolidated statements of cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the future adoption of this standard.

(4)	Fair Value Measurements
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
As of September 30, 2015, the Company has categorized the following as Level 3 within the fair value hierarchy:

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

Warrants issued to Triple Point Capital, LLC in connection with the Growth Capital Facility (as defined in Note 10) were previously categorized as Level 3 within the fair value level hierarchy. As a result of the corporate conversion on June 4, 2015 (see Note 1), the warrants were converted from warrants to purchase 2,091,175 Class A member units in ECPM Holdings, LLC at an exercise price of $0.96 to warrants to purchase 187,161 shares of EndoChoice Holdings, Inc. common stock at an exercise price of $10.95. Accordingly, the warrant liability was remeasured to fair value on the date of the corporate conversion and reclassified from other long-term liabilities to additional paid-in capital on the condensed consolidated balance sheet. The Company recognized losses of $0 and $435 within other expense on the condensed consolidated statement of comprehensive loss during the three and nine months ended September 30, 2015, respectively, due to increases in the fair value of the warrant liability during those periods through the date of the corporate conversion. The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model, which resulted in an estimate of fair value at the time of conversion that was consistent with the value of the common shares issued to the warrant holders upon the full exercise of the warrants on June 16, 2015.
As of September 30, 2015, the Company holds a portfolio of available-for-sale investment securities recorded at fair value on the condensed consolidated balance sheets (as discussed in Note 5). The Company had no marketable securities as of December 31, 2014. Other financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 that require fair value disclosure include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The estimated fair values of these financial assets and liabilities as of September 30, 2015 and December 31, 2014 reasonably approximate their respective carrying values as reported within the condensed consolidated balance sheets.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the period:

Fair value measurements using significant unobservable inputs (level 3):	Contingent liabilities for accrued earn-out acquisition consideration
Balance as of December 31, 2014	$632
Foreign currency translation adjustments	(23)
Balance as of September 30, 2015	$609
Contingent liabilities for accrued earn-out acquisition consideration are included in other long-term liabilities within the condensed consolidated balance sheets.

(5)	Financial Instruments
The table below summarizes the Company’s available-for-sale securities' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as short-term investment securities or long-term investment securities as of September 30, 2015 (refer to Note 4 for discussion of our fair value hierarchy). The Company had no investment securities as of December 31, 2014.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-term Investments	Long-term Investments
Level 1:
U.S. Treasuries	$4,022	$4	$—	$4,026	$2,011	$2,015
U.S. government agencies	3,693	4	—	3,697	—	3,697
Subtotal	7,715	8	—	7,723	2,011	5,712
Level 2:
Commercial paper	3,993	—	—	3,993	3,993	—
Corporate securities	43,209	20	(17)	43,212	19,757	23,455
Subtotal	47,202	20	(17)	47,205	23,750	23,455
Total	$54,917	$28	$(17)	$54,928	$25,761	$29,167

The amortized cost and fair value of short-term and long-term investments as of September 30, 2015 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized Cost	Fair Value
Due to mature:
Less than one year	$25,758	$25,761
One to two years	29,159	29,167
Total	$54,917	$54,928

No realized gains and losses were recognized on the sale of investments for any of the periods presented. As of September 30, 2015, net unrealized gains of $11, net of tax, were included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2015, and there were no changes in the valuation techniques used by the Company.

(6)	Inventories
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$5,737	$4,428
Work-in-process	2,688	3,282
Finished goods	7,107	5,927
Total inventories	$15,532	$13,637

(7)	Property and Equipment
Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Furniture and fixtures	$1,183	$925
Leasehold improvements	2,264	2,053
Computers and software	2,957	2,864
Demonstration equipment	6,772	6,553
Machinery and equipment	5,233	3,666
Construction in progress	229	—
Total	18,638	16,061
Accumulated depreciation	(9,466)	(6,393)
Property and equipment, net	$9,172	$9,668
Depreciation expense was $1,338 and $1,425 for the three months ended September 30, 2015 and 2014, respectively, and $3,988 and $3,345 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we recognized an impairment of $912 on demonstration equipment due to the replacement of certain of this equipment with newer versions of Fuse®. No impairment on demonstration equipment was recognized during the three months ended September 30, 2015.

(8)	Goodwill and Other Intangible Assets
The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for amortizable intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$1,721	$(704)	$1,017	$1,845	$(595)	$1,250
Developed technology	20,290	(6,975)	13,315	20,435	(5,109)	15,326
Other intangible assets	2,180	(2,117)	63	2,203	(2,124)	79
Total amortizable intangible assets	$24,191	$(9,796)	$14,395	$24,483	$(7,828)	$16,655

Unamortizable intangible assets:
Goodwill	$19,989	$—	$19,989	$20,301	$—	$20,301

The Company recorded amortization expense related to the amortizable intangible assets of $690 and $818 for the three months ended September 30, 2015 and 2014, respectively, and $2,067 and $3,179 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, estimated aggregate future amortization expense for the intangible assets is as follows:

Estimated amortization expenses:
2015 (remaining)	$689
2016	2,714
2017	2,714
2018	2,714
2019	2,714
2020	2,699
Thereafter	151
Total	$14,395

Changes in the carrying amount of amortizable intangible assets and goodwill for the nine months ended September 30, 2015 are as follows:

Amortizable intangible assets:
Balance at December 31, 2014	16,655
Amortization	(2,067)
Foreign currency translation adjustment	(193)
Balance at September 30, 2015	$14,395

Goodwill:
Balance at December 31, 2014	20,301
Foreign currency translation adjustment	(312)
Balance at September 30, 2015	$19,989

(9)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Payroll and employee related expenses	$5,319	$4,293
Accrued warranty costs	712	803
Sales and other taxes payable	249	412
Income taxes payable	413	26
Other accrued liabilities	2,866	2,794
Accrued expenses and other current liabilities	$9,559	$8,328

(10)	Debt
The Company had $42,617 and $38,939 in total debt outstanding, net of discount, as of September 30, 2015 and December 31, 2014, respectively, which was fully included in long-term debt on our condensed consolidated balance sheets. Effective June 30, 2015, the Company refinanced its outstanding debt by entering into a new term loan credit and security agreement (the "Term Loan Credit Agreement") and a new revolving loan credit and security agreement (the "Revolving Loan Credit Agreement", and together with the Term Loan Credit Agreement, the "Credit Agreements") each dated June 30, 2015 (the "Closing Date") by and among EndoChoice and certain of its subsidiaries, MidCap Financial Trust, and Silicon Valley Bank.

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
Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 2.95% on the $43,000 advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee will be accrued as additional interest expense using the effective interest rate method over the term of the loan.
We incurred debt issuance costs of $417 in connection with entering into the Term Loan Facility. Pursuant to our adoption of ASU 2015-03 as discussed in Note 3, we recognized the debt issuance costs, including deferred financing costs, as a direct deduction from the carrying amount of the long-term debt outstanding under the Term Loan Facility. The debt issuance costs will be amortized each period after the Closing Date using the effective interest method and will be reported as interest expense.
Proceeds from the Term Loan Facility were used to voluntarily prepay $40,000 of outstanding loans under the Growth Capital Loan and Security Agreement dated February 18, 2014 with Triple Point Capital, LLC (the "Growth Capital Facility"), to pay $2,306 of prepayment and end of term fees, and to pay $517 of other fees and expenses in connection with the refinancing.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of September 30, 2015. The Revolving Credit Facility expires on June 30, 2020.
Early Debt Retirement
Concurrently with entering into the Credit Agreements described above, on June 30, 2015, the Company repaid all outstanding loans under and terminated the Growth Capital Facility with Triple Point Capital, LLC. In connection with such termination, the Company recognized a loss on early retirement of debt of $2,282 in the condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2015. In accordance with Accounting Standards Codification (“ASC”) Section 470-50-40-2 - Debt - Modifications and Extinguishments, the loss on early retirement of debt was calculated based on the difference between the amount paid to retire the debt less its net carrying value on the repayment date, adjusted for the write-off of certain unamortized balances such as deferred financing costs and debt discounts. No loss on early retirement of debt was recognized during the three months ended September 30, 2015.
Also concurrently with entering into the Credit Agreements described above, on June 30, 2015, the Company terminated the Loan and Security Agreement dated as of September 9, 2013 for its line of credit with Silicon Valley Bank. There were no outstanding amounts owed under the line of credit with Silicon Valley Bank at the time of termination.

(11)	Stock-based Compensation
Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract, motivate, and retain talented non-employee directors, officers, and employees and to align their interests with stockholders. For the three months ended September 30, 2015, the Company made new grants under the following equity incentive plans:

2015 Omnibus Equity Incentive Plan
In June 2015, the Company adopted the 2015 Omnibus Equity Incentive Plan (the "2015 Plan"). The 2015 plan allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards, and other stock-based awards to eligible individuals.
A total of 1,260,664 shares of our common stock were reserved for issuance under the 2015 Plan. As of September 30, 2015, 568,713 stock options and 639,067 shares of restricted stock have been granted under the 2015 Plan. The 2015 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2015 Plan on January 1 of each year during the period beginning January 1, 2016 and ending on (and including) January 1, 2025. The annual increase in the number of shares will be equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; provided, however, that our board of directors is authorized to act prior to the first day of any calendar year to determine if the increase will be a lesser number of shares of common stock than would otherwise occur.
Employee Stock Purchase Plan
In June 2015, the Company adopted an Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to allow our eligible employees to purchase shares of our common stock with accumulated payroll deductions of up to 15%, subject to a purchase limitation of the lesser of 5,000 shares per offering period or $25 in fair market value of shares of common stock (determined at the time the option to purchase shares under the ESPP is granted) per annual period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is administered by the compensation committee of the Board of Directors. The first offering period under the ESPP began on July 1, 2015 and concludes on December 31, 2015.
Stock Options
Following is a summary of stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2014	341,345	$2.30	5.2 years
Granted	568,713	16.01
Exercised	(25,197)	3.02
Forfeited	(1,130)	3.32
Outstanding at September 30, 2015	883,731	11.10	7.9 years
Vested and exercisable at September 30, 2015	316,518	$2.32
We estimate the fair value of stock options at the grant date using the Black-Scholes-Merton option pricing model. As of September 30, 2015, there was $3,332 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock
Following is a summary of the restricted stock activity for the nine months ended September 30, 2015:

Number of Restricted Stock Shares
Unvested at December 31, 2014	715,577
Granted	788,153
Vested	(345,813)
Forfeited	(14,482)
Unvested at September 30, 2015	1,143,435

As of September 30, 2015, total unrecognized compensation cost related to the restricted stock shares was $10,845, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.4 years.
Estimated Grant Date Fair Values
The Company estimated the grant-date fair values of restricted stock grants made during three months ended September 30, 2015 based on the adjusted closing price of EndoChoice Holdings, Inc. common shares on the respective grant dates. For grants made prior to our initial public offering, the Company estimated the underlying grant-date fair values of the restricted stock shares using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Guide").
For grants made during the second quarter of 2015, including for determining changes in grant-date fair values associated with the modification that occurred on May 7, 2015 discussed further below, the Company completed a valuation of its equity utilizing the probability-weighted expected return method (“PWERM”) as outlined in the AICPA Practice Aid. The company utilized the PWERM because it could reasonably estimate the form and timing of a potential liquidity event, as preparations for the Company’s IPO had commenced. Under the PWERM valuation method, the per share value of equity is estimated based upon the probability-weighted present value of expected future equity values under various possible future liquidity event scenarios.
For grants made prior to second quarter of 2015, the Company utilized the option pricing method (“OPM"), an accepted valuation method under the AICPA Practice Guide. The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences, participation rights, and strike prices of derivatives. Prior to starting preparations for the Company’s IPO, the OPM was utilized because the Company could not reasonably estimate the form and timing of potential liquidity events.
Stock-based Compensation Expense
Stock-based compensation expense is recorded within the operating expense captions in the condensed consolidated statements of comprehensive loss based on the employees receiving the awards. We recognized stock-based compensation expense as follows during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$35	$—	$114	$—
Research and development	76	1	595	3
Sales and marketing	147	1	548	3
General and administrative	471	3	2,973	9
Total	$729	$5	$4,230	$15

Stock-based compensation expense during the three and nine months ended September 30, 2015 includes $0, and $3,496 of previously unrecognized compensation cost that was incurred in June 2015 for restricted stock grants that vested in connection with our initial public offering, or IPO, discussed in Note 1. The restricted stock grants made prior to the IPO contained vesting criteria based on both service (four years) and performance (the achievement of a minimum valuation threshold upon a liquidity event or initial public offering). The minimum valuation threshold was achieved in connection with our IPO.
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s ESPP. The weighted average estimated fair values of stock options, the rights to acquire stock granted, and the weighted average assumptions used in calculating those fair values were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Options
Risk free interest rate	1.6%	—%	1.6%	—%
Expected term (in years)	5.0	—	5.0	—
Expected volatility	45.0%	—%	45.0%	—%
Weighted average fair value at grant date	$6.42	$—	$6.42	$—
Employee Stock Purchase Plan
Risk free interest rate	0.1%	—%	0.1%	—%
Expected term (in years)	0.5	—	0.5	—
Expected volatility	47.0%	—%	47.0%	—%
Weighted average fair value at grant date	$4.65	$—	$4.65	$—

(12)	Net Loss per Common Share
After giving effect to the corporate conversion on a retroactive basis as described in Note 1, the following table provides a reconciliation of the numerator and denominator used in calculating basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common stockholders	$(11,578)	$(14,027)	$(46,339)	$(38,613)
Denominator:
Weighted-average common shares outstanding - basic	24,738,893	12,091,882	19,820,453	12,081,123
Dilutive effect of stock options, warrants, and restricted stock units(1)	—	—	—	—
Weighted-average common shares outstanding - diluted	24,738,893	12,091,882	19,820,453	12,081,123
Net loss per share attributable to common stockholders - basic and diluted	$(0.47)	$(1.16)	$(2.34)	$(3.20)
(1) Potentially dilutive stock options, warrants, and restricted stock were excluded from the calculation of diluted weighted-average shares outstanding as they would have had an anti-dilutive effect due to losses reported during the three and nine months ended September 30, 2015 and 2014.

The treasury stock method is used to determine the dilutive effect of the Company’s potentially dilutive securities. The following securities were excluded from the calculation of diluted shares outstanding due to their anti-dilutive effect:

	September 30, 2015	September 30, 2014
Stock options	883,731	341,345
Warrants for common stock	4,061	187,161
Restricted stock	1,143,435	—
Total	2,031,227	528,506

(13)	Income Taxes
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
Income taxes are determined using an estimated annual effective tax rate applied against income, which are then adjusted for the tax impacts of certain discrete items. The Company recorded income tax expense of $332 and $218 during the three months ended September 30, 2015 and September 30, 2014, respectively, resulting in effective rates of 2.95% and 1.58%, respectively. The Company recorded income tax expense of $811 and $734 during the nine months ended September 30, 2015 and September 30, 2014, respectively, resulting in effective rates of 1.78% and 1.94%, respectively. The Company updates its annual effective income tax rate each quarter, and if the estimated effective income tax rate changes, a cumulative adjustment is made. The low effective tax rates for the three and nine months ended September 30, 2015 and 2014 are primarily due to full valuation allowances against certain deferred tax assets.
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
The Company’s review of positive evidence included the review of in-process tax planning strategies, favorable historical results and forecasted pretax income. Negative evidence includes a forecasted current year loss and near-term industry challenges. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely than-not realizable, the Company establishes a valuation allowance. The Company determined that there was sufficient evidence to establish that the Company’s current recorded valuation allowance against certain deferred tax assets remains reasonable. The Company will monitor the need for additional valuation allowances at each quarter in the future and if the negative evidence outweighs the positive evidence an allowance will be recorded. No liability for uncertain tax positions has been recorded as of September 30, 2015 or December 31, 2014.

(14)	Commitments and Contingencies
The Company has certain minimum obligations under noncancelable operating leases, principally in connection with office and warehouse space. The Company has entered into noncancelable lease agreements, which contain provisions for rent-free periods. The total amount of rental payments due over the lease terms are being charged to rent expense on the straight-line method over the terms of the leases. Rent expense associated with noncancelable operating leases totaled $320 and $297 for the three months ended September 30, 2015 and 2014, respectively, and $929 and $926 for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum lease payments under noncancelable operating leases at September 30, 2015 are as follows:

Amount
Year:
2015 (remaining)	$386
2016	1,518
2017	1,225
2018	912
2019	628
2020	21
Total	$4,690

(15)	Segment, Geographical, and Customer Concentration
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
The following table represents net revenues by geographic area based on the location of the customer during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$16,241	$13,432	$48,141	$39,733
International	2,122	737	5,612	3,364
Total	$18,363	$14,169	$53,753	$43,097
For the three and nine months ended September 30, 2015 and 2014, no customers accounted for greater than 10% of revenues. Additionally, no customers accounted for greater than 10% of accounts receivable as of September 30, 2015 or December 31, 2014.
The composition of the Company’s long-lived assets, consisting of property and equipment, amortizable intangible assets, and goodwill by geographic area is set forth below:

	September 30, 2015	December 31, 2014
United States	$5,669	$6,516
Israel	31,967	33,855
Other Regions	5,920	6,253
Total	$43,556	$46,624

(16)	Subsequent Events
In October 2015, the Company entered into a noncancelable operating lease for additional office space in Alpharetta, Georgia and extended the terms of its other leases for office space in Alpharetta, Georgia to conform all of the leases to a common end date. The new and amended operating lease agreements resulted in an aggregate increase to future minimum lease payments of $3,878 through 2022.

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
During the nine months ended September 30, 2015 and 2014, our net revenue was $53,753 and $43,097, respectively and for the three months ended September 30, 2015 and 2014, our net revenue was $18,363 and $14,169, respectively. During the nine months ended September 30, 2015 and 2014, our net loss was $46,339 and $38,613, respectively, and for the three months ended September 30, 2015 and 2014, our net loss was $11,578 and $14,027, respectively. We have not been profitable since inception and as of September 30, 2015, our accumulated deficit was $143,504. We have made significant investments over the past two years in our research and development, sales and marketing, general administrative, and manufacturing operations in support of the commercialization of Fuse®. We intend to continue to make investments in building our U.S. and International commercial infrastructure and sales force and in recruiting and training our sales representatives in addition to research and development of new products.
Components of our results of operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Net revenues
We generate revenue primarily from the sales of GI equipment and supplies and GI pathology services to GI caregivers treating a wide range of GI diseases. Net revenues from GI equipment and supplies include revenue from imaging systems and related products, single use therapeutic devices and infection control products, and endoscope repair and maintenance, and our net revenues from GI pathology services include revenues from our GI pathology laboratory. Sales to U.S. customers represented approximately 88.4% and 94.8% for the three months ended September 30, 2015 and 2014, respectively, and 89.6% and 92.2% of our net revenues for the nine months ended September 30, 2015 and 2014, respectively.
Our Fuse® system is comprised of colonoscopes and gastroscopes, a FuseBox® video processor, a FusePanel® image management system, a FuseView® monitor system, a standard FuseCart® and other related supplies. We sell our Fuse® system primarily to GI departments in ASCs and hospitals in the United States and Germany and through distributors in other international markets.
We expect revenue to increase in the future as we expand our sales, marketing, and distribution capabilities to support growth in the United States and internationally as our Fuse® system becomes more widely adopted. We expect revenues to increase during the remainder of 2015 from 2014 levels due to the commercialization of Fuse® and a growing base of customers for our single-use infection control and device products and our pathology services.

Cost of revenues
We have manufacturing facilities in Caesarea, Israel and Halstenbek, Germany, and we assemble products in the United States at our facilities in Alpharetta, Georgia and Reno, Nevada. Cost of revenues consist primarily of manufacturing, procurement and shipping, overhead, direct material, and direct labor costs. A significant portion of our cost of revenues consists of manufacturing overhead costs such as quality assurance, material procurement, inventory control, warehousing and shipment, facilities, equipment depreciation, and operations supervision and management. Due to our relatively low production volumes compared to our available manufacturing capacity, currently a large portion of our Fuse® unit product costs is comprised of manufacturing overhead expense. We expect cost of revenues to decrease as a percentage of net revenues in the future as our per-unit manufacturing costs decline due to greater absorption of our fixed manufacturing costs over an increase in units produced. In addition, we expect our direct materials and direct labor costs to decline with higher sales and production volumes as we are able to negotiate more favorable pricing from component suppliers and introduce design programs to reduce the number and complexity of parts.
Gross profit
We calculate gross profit as net revenues less cost of revenues. Gross profit has been and will continue to be affected by a variety of factors, including production volumes, manufacturing costs, product reliability, production yields, and the implementation over time of cost-reduction strategies. We expect gross profit to increase over time as production volumes increase and the fixed portion of manufacturing overhead costs are allocated over a larger number of units produced, thereby significantly reducing our per unit manufacturing costs. However, gross profit will likely fluctuate from quarter to quarter.
Research and development
Our research and development, or R&D, employees are exclusively focused on the GI industry and are located in Israel, the United States, and Germany. R&D expenses consist primarily of engineering, product development, clinical and regulatory affairs, consulting services, materials, depreciation, patent related costs, start-up manufacturing costs, and R&D activities associated with our core technologies and processes. We expense all R&D costs as incurred.
We expect R&D expense to increase as we continue to innovate and introduce new products and technologies addressing the evolving needs of the GI caregiver. However, we anticipate that our R&D costs will decrease as a percentage of net revenues over time if we are successful growing the sales of our products.
Sales and marketing
We employ a team of experienced sales and marketing professionals in the United States and Germany. In international markets, we sell through 31 distributors and employ a team of experienced sales and marketing representatives in Germany who together serve our markets in Europe, the Middle East, Latin America, and Asia. Sales and marketing expense consists primarily of salaries, employee benefits, commissions and bonuses, and related personnel costs. In addition, sales and marketing expense includes marketing and promotional activities, trade shows, travel expenses, depreciation on Fuse® demonstration equipment, and professional fees for consulting services. We expect sales and marketing expense to increase as we continue to expand our sales force and marketing activities to support the commercialization of Fuse® and further sales of our other products. The timing of these increased expenditures are dependent upon the commercial success of Fuse®, sales growth of our other products, the timing of new product launches, and the expansion of our sales force. We expect sales and marketing expense as a percentage of net revenue to increase over the next year but then to decline over time if we are able to increase product sales.
General and administrative
General and administrative expense, or G&A, consists primarily of salaries, employee benefits, bonuses, stock-based compensation expense, and related costs for our executive, financial, legal and administrative functions. Other G&A expenses include outside legal counsel and litigation expenses, independent auditors and other outside consultants, corporate insurance, facilities, and information technology expenses. Beginning in 2013, our G&A expense included the effect of a 2.3% excise tax on the sale of medical devices in the United States. We expect the amount of G&A expenses to continue to increase for the foreseeable future as we employ additional personnel and incur additional legal, accounting, insurance and other professional service fees associated with being a public company. However, we expect G&A expenses to decrease as a percentage of net revenue if we are successful in growing the sales of our products.

Amortization of intangible assets
Amortization of intangible assets consists primarily of amortization expense related to separately identified intangible assets including developed technology, customer relationships and other assets acquired as a result of the acquisitions of Peer Medical Ltd. ("Peer Medical") and RMS Endoskopie-Technik Stephan Wieth e.K. ("RMS") in January 2013. The value of the intangible assets acquired in the Peer Medical and RMS transactions was $23,731 and $1,894, respectively. The amortization of intangibles is expected to decline over time based on the useful lives of each identified intangible asset.
Other expense
Other expense is comprised primarily of interest expense, loss on early retirement of debt, foreign currency transaction gains and losses, and changes in the fair value of warrant liabilities. Interest expense consists primarily of interest payments made pursuant to our previous Senior Secured Credit Facility with Silicon Valley Bank (which we refer to as our Senior Secured Credit Facility), our previous growth capital loan facility with Triple Point Capital (which we refer to as our Growth Capital Facility), and our current Term Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank (which we refer to as our Term Loan Facility). We refinanced our Senior Secured Credit Facility and Growth Capital Facility on June 30, 2015, resulting in a loss on early retirement of debt of $2,282. Interest expense will fluctuate in future periods to the extent that we incur additional debt or repay loans. Our foreign currency transaction gains and losses primarily relate to foreign currency denominated cash, liabilities, and intercompany receivables and payables. The warrants issued to Triple Point Capital in connection with the Growth Capital Facility were remeasured to fair value on the date of the corporate conversion and reclassified from other long term liabilities to additional paid-in capital on the condensed consolidated balance sheet.
Income taxes
Income tax expense results primarily from income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance in certain jurisdictions for deferred tax assets, including net operating loss carryforwards, research and development credits, and other tax credits. We are taxed at the rates applicable within each jurisdiction in which we operate and/or generate revenue. The composite income tax rate, tax provisions, deferred tax assets, and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.
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
There have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2015 as compared to the significant accounting policies described in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 5, 2015 related to our Registration Statement on Form S-1, as amended (File No. 333-203883) for our initial public offering. We believe that the critical accounting policies discussed in that prospectus are important to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the future adoption of this standard.

Results of operations
Comparison of the Three and Nine Months ended September 30, 2015 and 2014
The following table set forth amounts from our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
GI equipment and supplies	$14,684	$10,723	$43,764	$33,648
GI pathology services	3,679	3,446	9,989	9,449
Net revenues	18,363	14,169	53,753	43,097
Cost of revenues:
GI equipment and supplies	10,804	7,122	31,782	21,665
GI pathology services	1,418	1,256	3,718	3,956
Cost of revenues	12,222	8,378	35,500	25,621
Gross profit	6,141	5,791	18,253	17,476
Operating Expenses:
Research and development	3,938	5,750	13,787	16,823
Sales and marketing	6,923	6,661	22,723	19,964
General and administrative	5,033	4,272	17,394	11,924
Amortization of intangible assets	690	818	2,067	3,179
Operating expenses	16,584	17,501	55,971	51,890
Operating loss	(10,443)	(11,710)	(37,718)	(34,414)
Other expense	(803)	(2,099)	(7,810)	(3,465)
Net loss before income taxes	(11,246)	(13,809)	(45,528)	(37,879)
Income tax expense	(332)	(218)	(811)	(734)
Net loss	$(11,578)	$(14,027)	$(46,339)	$(38,613)
Net revenues
The following table sets forth revenue by product category for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Imaging	$5,578	$2,251	$17,178	$8,814
Single-use products	9,106	8,472	26,586	24,834
GI equipment and supplies	14,684	10,723	43,764	33,648
GI pathology services	3,679	3,446	9,989	9,449
Net revenues	$18,363	$14,169	$53,753	$43,097
Net revenues for GI equipment and supplies increased $3,961, or 36.9%, to $14,684 for the three months ended September 30, 2015 compared to $10,723 during the three months ended September 30, 2014. Net revenues for GI equipment and supplies increased $10,116, or 30.1%, to $43,764 for the nine months ended September 30, 2015 compared to $33,648 during the nine months ended September 30, 2014. The growth in net revenues for GI equipment and supplies was primarily attributable to increases in imaging sales of Fuse® systems from 4 systems to 21 systems, or 425.0%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2015, respectively, and from 29 systems to 74 systems, or 155.2%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. Our average selling price per system was consistent for all periods presented. The growth in net revenues for GI equipment and supplies was also attributable to a 7.5% and 7.1% increase in net revenues of our single-use therapeutic devices and infection control products for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, which was achieved through expansion of our customer base.

Net revenues for GI pathology services increased $233, or 6.8%, to $3,679 for the three months ended September 30, 2015 compared to $3,446 during the three months ended September 30, 2014. Net revenues for GI pathology services increased $540, or 5.7%, to $9,989 for the nine months ended September 30, 2015 compared to $9,449 during the nine months ended September 30, 2014. The growth in net revenues for GI pathology services was attributable to a 23.1% increase in the number of specimens processed for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and an 13.6% increase in the number of specimens processed for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in our customer base.
Cost of revenues
Cost of revenues for GI equipment and supplies increased $3,682, or 51.7%, to $10,804 during the three months ended September 30, 2015 compared to $7,122 during the three months ended September 30, 2014. Cost of revenues increased $10,117, or 46.7%, to $31,782 during the nine months ended September 30, 2015 compared to $21,665 during the nine months ended September 30, 2014. The increase in cost of revenues was primarily attributable to the growth in the number of Fuse® systems sold. In addition, the three and nine months ended September 30, 2015 included an incremental charge of $0 and $806, respectively, for warranty costs related to earlier generations of the Fuse® system. As a percentage of GI equipment and supplies revenues, cost of revenues for GI equipment and supplies was 73.6% and 72.6% for the three and nine months ended September 30, 2015, respectively, compared to 66.4% and 64.4% for the three and nine months ended September 30, 2014, respectively. The increase in GI equipment and supply costs was due to the launch of Fuse® and the initially lower gross margin of Fuse® during the ramp up of global manufacturing operations prior to achieving significant sales.
Cost of revenues for GI pathology services increased $162, or 12.9%, to $1,418 during the three months ended September 30, 2015 compared to $1,256 during the three months ended September 30, 2014. Cost of revenues decreased $238, or 6.0%, to $3,718 during the nine months ended September 30, 2015 compared to $3,956 during the nine months ended September 30, 2014. The increase in GI pathology costs for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to an increase in variable costs resulting from the growth in specimens processed, partially offset by the allocation of the fixed portion of our production overhead costs to more specimens. The decrease in GI pathology costs for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to lower personnel costs. As a percentage of GI pathology services revenues, cost of revenues for GI pathology services was 38.5% and 37.2% for the three and nine months ended September 30, 2015, respectively, compared to 36.4% and 41.9% for the three and nine months ended September 30, 2014, respectively.
During 2015, we expect that cost of revenues as a percentage of net revenues may not decrease significantly and may even increase due to the ongoing launch of Fuse® and the continuing need to scale up manufacturing activities and costs prior to achieving the expected volume of sales. As we continue the commercialization of Fuse® beyond 2015, if we are able to achieve higher sales volumes and economies of scale in manufacturing, we expect cost of revenues to decrease as a percentage of net revenues as our per-unit manufacturing costs decline due to the absorption of fixed manufacturing costs over a greater number of production units and the introduction of design and sourcing programs to reduce the cost of direct materials. Our ability to achieve a reduction in cost of revenues as a percentage of revenues is dependent on the reliability of our products and the widespread acceptance of Fuse®.
Gross profit
Gross profit was $6,141 and $18,253 for the three and nine months ended September 30, 2015, respectively, compared to $5,791 and $17,476 for the three and nine months ended September 30, 2014, respectively, an increase of $350 and $777, or 6.0% and 4.4%, respectively, for the reasons discussed above.

Research and development
Research and development expenses decreased $1,812, or 31.5%, to $3,938 during the three months ended September 30, 2015 compared to $5,750 during the three months ended September 30, 2014. Research and development expenses decreased $3,036, or 18.0%, to $13,787 during the nine months ended September 30, 2015 compared to $16,823 during the nine months ended September 30, 2014. The decrease in expense is primarily attributable to the reduction of Fuse® start-up manufacturing costs, prototypes, and project expenses. Research and development expense included $0 and $1,345 for the three and nine months ended September 30, 2015, respectively, of labor and overhead costs associated with certain engineering activities required to advance the design of Fuse® for manufacture compared to $802 and $2,582 of such costs for the three and nine months ended September 30, 2014, respectively. Additionally, stock-based compensation expense charged to research and development was $76 and $595 for the three and nine months ended September 30, 2015, respectively, compared to $1 and $3 for the three and nine months ended September 30, 2014, respectively. As a percentage of net revenues, research and development expenses were 21.4% and 25.6% for the three and nine months ended September 30, 2015, respectively, compared to 40.6% and 39.0% for the three and nine months ended September 30, 2014, respectively.
Sales and marketing
Sales and marketing expense increased $262, or 3.9%, to $6,923 during the three months ended September 30, 2015 compared to $6,661 during the three months ended September 30, 2014. Sales and marketing expenses increased $2,759, or 13.8%, to $22,723 during the nine months ended September 30, 2015 compared to $19,964 during the nine months ended September 30, 2014. The increase is primarily attributable to expanding the sales and marketing organization. In addition, sales and marketing expense included an impairment charge of $912 for the nine months ended September 30, 2015 taken on existing demonstration equipment as the Company replaced this equipment with newer versions of Fuse®. No impairment charge was recognized during the three months ended September 30, 2015 or during the three or nine months ended September 30, 2014. As a percentage of net revenues, sales and marketing expense was 37.7% and 42.3% for the three and nine months ended September 30, 2015, respectively, compared to 47.0% and 46.3% for the three and nine months ended September 30, 2014, respectively.
General and administrative
General and administrative expense increased $761, or 17.8%, to $5,033 during the three months ended September 30, 2015 compared to $4,272 during the three months ended September 30, 2014. General and administrative expenses increased $5,470, or 45.9%, to $17,394 during the nine months ended September 30, 2015 compared to $11,924 during the nine months ended September 30, 2014. The increase was due to an increase in expenses related to supporting a public company, share-based compensation, and an increase in headcount as we invested in our infrastructure and systems to support the growth of the company and commercialization of Fuse®. General and administrative expense includes $471 and $2,973 for stock based compensation during the three and nine months ended September 30, 2015, respectively, compared to $3 and $9 during the three and nine months ended September 30, 2014, respectively. As a percentage of net revenues, general and administrative expenses were 27.4% and 32.4% for the three and nine months ended September 30, 2015, respectively, compared to 30.2% and 27.7% for the three and nine months ended September 30, 2014, respectively.
Amortization of intangible assets
Amortization of intangible assets was $690 and $2,067 for the three and nine months ended September 30, 2015 compared to $818 and $3,179 for the three and nine months ended September 30, 2014. The decrease relates to fluctuations in foreign currency exchange rates and the full amortization of the noncompete agreement associated with the 2013 acquisition of Peer by the end of June 30, 2014.

Other expense
For the three and nine months ended September 30, 2015 and 2014, other expense was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$(1,163)	$(1,151)	$(4,257)	$(2,240)
Exchange rate gain (loss)	269	(616)	(898)	(787)
Loss on early retirement of debt	—	—	(2,282)	—
Warrant liability mark-to-market	—	—	(435)	—
Other income (expense)	91	(332)	62	(438)
Other expense	$(803)	$(2,099)	$(7,810)	$(3,465)
Other expense decreased $1,296, or 61.7%, to $803 during the three months ended September 30, 2015 compared to $2,099 during the three months ended September 30, 2014. The decrease was primarily driven by foreign currency gains of $269 during the three months ended September 30, 2015 as compared to foreign currency losses of $616 during the three months ended September 30, 2014. Other expense increased $4,345, or 125.4%, to $7,810 during the nine months ended September 30, 2015 compared to $3,465 during the nine months ended September 30, 2014. The increase was primarily due to the $2,282 loss on retirement of debt recorded in conjunction with the debt refinancing in the second quarter of 2015, a $435 change in the fair value of the warrant liability recognized upon the corporate conversion, and an increase in interest expense on higher borrowings. The foreign currency gains and losses relate to the impact of revaluing certain of our intercompany receivables and payables between our U.S., German, and Israeli subsidiaries as a result of changes in the respective Euro and Shekel to U.S. dollar exchange rates.
Income tax expense
Income tax expense was $332 and $811 for the three and nine months ended September 30, 2015 compared to income tax expense of $218 and $734 for the three and nine months ended September 30, 2014, an increase of $114 and $77, respectively. The increases during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 were due to income taxes on foreign subsidiary earnings.
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
Nonetheless, we face a number of challenges and uncertainties, including:

•
lack of experience that GI customers have with our products (and our Fuse® system in particular) and their concerns that we are relatively new to the business of designing and manufacturing endoscopy systems;

•	concerns that our competitors have greater financial and other resources than our company;

•	entrenched relationships that our competitors have with potential customers and their competitive response and negative selling efforts against us; and

•	reluctance by GI caregivers to change or to use new products and services for established procedures.
We are also subject to additional risks and uncertainties discussed in our final prospectus filed with the Securities and Exchange Commission on June 5, 2015 for our initial public offering and in the section titled “Risk Factors” included under Part II, Item 1A below.

Seasonality and quarterly fluctuations
Our business is seasonal in nature. We have experienced and expect to continue to experience variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which tend to happen in the first quarter and may cause patients to delay elective procedures. Demand and timing for GI endoscopy procedures in the fourth quarter may be impacted by provider budgetary cycles and by the desire of patients to spend their remaining balances in flexible spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, sale cycles for medical capital equipment such as our Fuse® system can be longer than other products, which may result in revenue variations caused by the timing of the receipt of customer orders or the shipment of our systems. In the third quarter, the number of GI endoscopy procedures in the U.S. and Europe is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of GI specialists and their patients. Other factors that may cause variability in our results include: the number and mix of products sold in the quarter, the demand for, and pricing of, our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; increased competition; the timing of the receipt of customer orders; changes in average selling prices; the availability and cost of components and materials; number of selling days, and fluctuations in foreign currency exchange rates.
Liquidity and capital resources
Overview
Since our inception and prior to our IPO, we have financed our operations primarily through non-public equity financings and to a lesser extent, debt financings. During June 2015, we completed our IPO and received net proceeds of $94,186. Based on our current operating plan, we expect that cash and investments on hand together with anticipated funds from operations as well as $15,000 of available capital under our revolving line of credit will be sufficient to fund our operations into 2019. As of September 30, 2015, we had total cash, cash equivalents, and investments of $102,724 and an accumulated deficit of $143,504 compared to cash and cash equivalents of $13,761 and an accumulated deficit of $97,165 as of December 31, 2014.
On June 30, 2015, the Company refinanced its outstanding debt by entering into a new $58,000 credit facility, which includes a Term Loan Credit Agreement and a Revolving Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank. The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility"), and the Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility"). Both the Term Loan Facility and Revolving Credit Facility are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity.
Proceeds from the Term Loan Facility were used to repay $40,000 of outstanding loans under the Growth Capital Loan and Security Agreement dated February 18, 2014 with Triple Point Capital, LLC (the "Growth Capital Facility"), $2,306 of prepayment and end of term fees under the Growth Capital Facility, and approximately $517 of other fees and expenses in connection with the refinancing, with the remaining $177 of proceeds used for general business purposes. The Revolving Credit Facility is expected to be used in the future for working capital needs and general business purposes. The Term Loan Credit Agreement and Revolving Loan Credit Agreement are discussed below under the caption "Indebtedness".
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

•	improvements to our information technology systems; and

•	payment of interest due under our Term Loan Credit Agreement.
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
If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us.
Cash flows
The following table provides a summary of our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(31,135)	$(33,221)
Net cash used in investing activities	(60,329)	(8,193)
Net cash provided by financing activities	125,534	37,387
Effect of exchange rate changes on cash and cash equivalents	(35)	1
Net increase (decrease) in cash and cash equivalents	$34,035	$(4,026)

Cash flows from operating activities
During the nine months ended September 30, 2015, net cash used in operating activities was $31,135, consisting primarily of a net loss of $46,339 and an increase in net operating assets of $1,586, partially offset by non-cash charges of $14,508 and a loss on early debt retirement of $2,282. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The increase in net operating assets was due to increases in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by a decrease in other assets and an increase in accounts payable, accrued liabilities, and other liabilities. The non-cash charges primarily related to depreciation and amortization, loss on impairment of property and equipment, stock-based compensation, change in the fair value of the warranty liability, and unrealized foreign currency losses.
During the nine months ended September 30, 2014, net cash used in operating activities was $33,221, consisting primarily of a net loss of $38,613 and an increase in net operating assets of $2,838, partially offset by non-cash charges of $8,230. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The increase in net operating assets was due to increases in inventories, prepaid expenses and other current assets, and other assets, partially offset by a decrease in accounts receivable and an increase in accounts payable, accrued liabilities, and other liabilities. The non-cash charges primarily related to depreciation and amortization and unrealized foreign currency losses.
Cash flows from investing activities
During the nine months ended September 30, 2015, net cash used in investing activities was $60,329, consisting of $55,352 of investment security purchases and $4,977 of Fuse® demonstration equipment and property and equipment purchases associated with global expansion and the commercialization of Fuse®.
During the nine months ended September 30, 2014, net cash used in investing activities was $8,193, consisting of an increase in the deployment of Fuse® demonstration equipment and an increase in other capital expenditures associated with global expansion and the commercialization of Fuse®.

Cash flows from financing activities
During the nine months ended September 30, 2015, net cash provided by financing activities was $125,534, consisting of proceeds from the issuance of member units of $31,000, net proceeds from our IPO of $94,186, net proceeds from our debt refinancing of $3,000, and cash from option exercises of $71, partially offset by prepayment and end of term fees for early retirement of debt of $2,306 and payments for debt financing fees of $417.
During the nine months ended September 30, 2014, net cash provided by financing activities was $37,387, consisting of proceeds from the issuance of member units of 141 and a drawdown of cash of 40,000 under our Growth Capital Facility, partially offset by net repayments on the Senior Secured Credit Facility of $2,193 and payments of financing fees and capital lease obligations of $561.
Indebtedness
On June 30, 2015, the Company refinanced its outstanding debt by entering into the $43,000 Term Loan Credit Agreement and $15,000 Revolving Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank.
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
Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 2.95% on the $43,000 advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee will be accrued as additional interest expense using the effective interest rate method over the term of the loan.
Proceeds from the Term Loan Facility were used to voluntarily prepay $40,000 of outstanding loans under the Growth Capital Facility with Triple Point Capital, LLC, to pay $2,306 of prepayment and end of term fees, and to pay $517 of other fees and expenses in connection with the refinancing.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of September 30, 2015. The Revolving Credit Facility expires on June 30, 2020.

Contractual obligations and commitments
The following table summarizes our expected material contractual payment obligations as of September 30, 2015 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt obligations(1)(2)	$44,269	$—	$12,900	$31,369
Operating leases	4,690	1,523	2,362	805
Total	$48,959	$1,523	$15,262	$32,174

(1)	Under the terms of the Term Loan Credit Agreements, principal payments begin January 2018 and continue until maturity on June 30, 2020.

(2)	Includes aggregate end of term fees of $1,269 due at maturity of the Term Loan Credit Agreement.
In October 2015, the Company entered into a noncancelable operating lease for additional office space in Alpharetta, Georgia and extended the terms of its other leases for office space in Alpharetta, Georgia to conform all of the leases to a common end date. The new and amended operating lease agreements resulted in an aggregate increase to future minimum lease payments of $3,878 through 2022, which are not reflected in the schedule above.
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
Interest rate risk and credit risk
We are exposed to interest rate risk in connection with future borrowings under our Revolving Credit Facility, which will bear interest annually at a floating rate based upon the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25%. As of September 30, 2015, no amounts were outstanding under our Revolving Credit Facility. We do not believe that we are exposed to material interest rate risk with respect to our Term Loan Facility, which bears interest at a fixed rate of 9.5% that is not subject to changes in market interest rates.
We are also exposed to a degree of interest rate risk and credit risk related to our investment activities. The primary objectives of our investment activities are to ensure liquidity and preserve capital. We also seek to maximize income from our investments without assuming significant risk. To achieve these objectives, we have established policies allowing excess cash to be invested in a diversified portfolio of high credit quality (Standard & Poor’s credit rating of A or better), U.S. dollar denominated marketable debt securities with durations of less than 2 years, including U.S. Treasury securities, U.S. government agency bonds, money market funds, certificates of deposit, and commercial paper.
As of September 30, 2015, we held $12,868 of cash, $34,928 of cash equivalents, and $54,928 of available-for-sale investment securities. Cash equivalents were comprised of liquid money market funds with durations of less than 90 days, and available-for-sale investments were comprised of U.S. Treasury, U.S. government agency, commercial paper, and investment-grade corporate debt securities. Our investments bear interest primarily at fixed rates, have durations of less than two years, and are diversified across high-credit quality issuers. Therefore, we do not believe that our investment securities are subject to significant interest rate risk or credit risk. Nor do we believe that we are exposed to material interest rate risk with respect to cash, which is not subject to loss of principal due to fluctuations in interest rates and is held in readily available checking accounts with high quality financial institutions. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
For the three months ended September 30, 2015 and 2014, approximately 5.9% and 3.9%, respectively, of our sales were denominated in foreign currencies, and approximately 28.5% and 30.8%, respectively, of our purchases were denominated in foreign currencies. For the nine months ended September 30, 2015 and 2014, approximately 6.1% and 5.6%, respectively, of our sales were denominated in foreign currencies, and approximately 21.5% and 26.1%, respectively, of our purchases were denominated in foreign currencies.
Inflation risk
Inflation generally affects us by increasing our cost of labor and manufacturing and other costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine month periods ended September 30, 2015 and 2014.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2015, the amount of our total indebtedness, including accrued interest and end of term fees, was approximately $42,617, net of discount, representing amounts borrowed under our Term Loan Facility. No amounts were drawn or outstanding under the Revolving Credit Facility as of September 30, 2015.
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
Our Term Loan Facility and Revolving Credit Facility (the "Facilities") contain negative covenants restricting, among other things, dispositions of assets, changes in business, management, ownership, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, distributions and investments, liens, and transactions with affiliates. The Facilities also include financial covenants requiring a minimum level of liquidity and revenue. As of September 30, 2015, we were in compliance with all of the covenants in the facilities. The Facilities also contain financial reporting requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2015.
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
We received total net proceeds from the IPO of approximately $94,186 after deducting underwriting discounts and commissions of approximately $7,405 and other offering expenses of approximately $4,197. The selling stockholders received total net proceeds from the IPO of approximately $3,488 after deducting underwriting discounts and commissions of approximately $262. No offering expenses were paid or are payable, directly or indirectly, to any of our directors or officers (or their associates), to persons owning ten percent or more of any class of our equity securities, or to any other affiliates.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of EndoChoice Holdings, Inc.	10-Q	08/06/15	3.1

3.2	Bylaws of EndoChoice Holdings, Inc.	10-Q	08/06/15	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Stock Certificate for Common Stock	S-1/A	05/25/15	4.1

10.1#	Israeli Appendix to 2015 Omnibus Equity Incentive Plan				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

EndoChoice Holdings, Inc.
(Registrant)

Date: November 5, 2015	By:	/s/ David N. Gill
David N. Gill Chief Financial Officer (Principal Financial Officer and Accounting Officer and duly authorized signatory)