Form 10-K
period 2015-12-31
EndoChoice Holdings, Inc.
filed 2016-03-21
CIK 1623919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37414

EndoChoice Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	90-0886803
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11405 Old Roswell Road
Alpharetta, Georgia 30009
(Address of principal executive offices) (Zip Code)
(888) 682-3636
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $192,206,447 based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $16.35 per share.
As of March 16, 2016, there were 26,009,146 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

EndoChoice Holdings, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results, in contrast with statements that reflect historical facts. Many of these statements are contained under the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business.” In some cases, we have identified such forward-looking statements with typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” “may,” “will,” “would,” “could” or “should,” the negative of these terms or other comparable terminology.
Important factors related to forward-looking statements may include, among others, assumptions regarding:

•	market acceptance of our Fuse® system;

•	our ability to successfully commercialize our products, including Fuse®;

•	the outcome or success of clinical studies involving Fuse® and the products of our competitors;

•	our ability to compete effectively in selling our GI products and services, including the actions of our competitors and the timing and success of their new product introductions;

•	our ability to expand, manage and maintain our direct sales and marketing organizations, and our ability to add and maintain relationships with Group Purchasing Organizations, or GPOs;

•	market risks regarding acceptance of alternative diagnostic methods or technologies for GI disease screening;

•	the fact that we have a history of net losses and may not achieve scale of operation or achieve or sustain profitability in the future;

•	the fact that our actual financial results may vary significantly from forecasts;

•	how long our cash, cash equivalents and marketable securities will fund our operations;

•	our ability to raise additional funds in the future, and the availability of such financing at acceptable terms;

•
the pace of innovation by us and our competitors, and our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;

•
our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including Fuse®, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

•	market risks regarding consolidation in the healthcare industry;

•
the willingness of GI departments in hospitals, ambulatory surgery centers, or ASCs, and other healthcare providers to purchase our products if coverage, reimbursement and pricing from third-party payors for procedures using our products significantly declines;

•	the level and availability of government and third-party payor reimbursement for clinical procedures using our products;

•	our ability to timely and accurately bill for our clinical pathology services;

•	our ability to effectively manage our anticipated growth;

•	the regulatory requirements applicable to us and our competitors;

•	our ability to scale our operations and manufacture our GI endoscopy products on time and in sufficient quantities to meet demand;

•	our reliance on third-party manufacturers and sole- or single-source suppliers;

•	our ability to reduce the per unit manufacturing cost of our Fuse® system and to increase our gross margins over time;

•	our ability to gain operating leverage over time by lowering operating expenses as a percentage of revenue;

•	our ability to efficiently manage our manufacturing processes;

•	the regulatory and legal risks, currency exchange risks, and certain operating risks, that our international operations subject us to;

•	the fact that product quality issues or product defects may damage our reputation, inhibit our ability to sell our products and otherwise harm our business; and

•	any product liability claims.
Forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. We have based forward-looking statements largely on our current expectations and projections about future events. In addition to the factors discussed above, forward-looking statements contained in this Form 10-K are subject to many uncertainties and other variable circumstances, including those discussed in this Form 10-K under the headings “Item 1A. Risk Factors,” many of which are outside of our control, that could cause our actual results and experience to differ materially from any forward-looking statement. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We do not undertake, and specifically decline, any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

ii

PART I
Item 1. Business
Overview
We are a medical device company focused exclusively on designing and commercializing a platform of innovative products and services for gastrointestinal, or GI, caregivers. We currently serve over 2,500 GI departments that perform endoscopic procedures, which we believe represents approximately one-third of the U.S. market. We offer a comprehensive range of products and services that span single-use devices and infection control products, pathology and imaging systems. In December 2013, we began limited commercialization of our Fuse® full spectrum endoscopy system, or Fuse®. Our Fuse® system enables GI specialists to see more than twice the anatomy at any one time compared to standard, forward-viewing colonoscopes and has been clinically demonstrated to detect 69% more pre-cancerous polyps than standard colonoscopes. We believe our commitment to continuing innovation and focus on GI specialists provides us with the unique capability to meet their evolving needs. We intend to leverage our broad product platform, established customer relationships, commercial infrastructure and Fuse® technology to set a new standard of care for the global GI market.
We founded our company to serve the evolving needs of GI specialists by continually bringing to market a broad suite of innovative products across the GI procedure cycle. We believe the needs of GI specialists are currently underserved due to the lack of a comprehensive provider solely focused on innovation in the GI endoscopy market. Since we began our commercial operations in 2008, we have developed an extensive line of devices and infection control products and have added pathology and scope repair services capabilities. Our products and services are designed to improve clinical outcomes and GI specialist productivity. For example, our CinchPad® product improved the transport process of endoscopes after use and eliminated the need to clean contaminated transport trays. In 2013, we acquired Peer Medical Ltd., which was developing a new endoscope system that we now call Fuse®. Our focus on product innovation and services that span the GI endoscopy procedure cycle has enabled our direct sales force to penetrate approximately one-third of the GI departments in the United States in just seven years while increasing our sales per customer over that time.
Our products are used in colonoscopy and procedures of the upper GI tract (including esophagogastroduodenoscopy, or EGD), which represent approximately 15 million and 8 million annual procedures in the United States, respectively, and together account for approximately 96% of all GI endoscopic procedures. Colonoscopy is used for the screening, surveillance and diagnosis of GI diseases including colorectal cancer, inflammatory bowel disease and GI bleeding. Colorectal cancer is one of the most common forms of cancer and is the second leading cause of cancer related deaths in the United States. However, colorectal cancer is considered one of the most preventable cancers, as pre-cancerous polyps typically take approximately 10 years to progress into cancer. Colonoscopy enables pre-cancerous polyps to be identified and removed early in their progression. As a result, colonoscopy is considered the gold standard in colorectal cancer screening and has well-established reimbursement in most developed countries. Furthermore, the National Colorectal Cancer Roundtable has set a goal to increase colorectal cancer screening rates for specified demographics from approximately 60% currently to 80% by 2018. Although colonoscopy is the most accurate and comprehensive method for colorectal cancer screening, multiple clinical studies have found that GI specialists using standard, forward-viewing endoscopes fail to identify up to 41% of pre-cancerous polyps.
Our Fuse® system, which is intended for visualization of the GI tract and related therapeutic interventions, enables a wider field of view for upper and lower endoscopy procedures. Specifically, the Fuse® colonoscope offers a 330° view of the colon during colonoscopy instead of the 140° to 170° view offered by standard colonoscopes. This enables the GI specialist to visualize more than twice the anatomy at any one time as compared to a standard colonoscope and improves the ability to more thoroughly examine the colon without prolonging the time to complete the colonoscopy. According to the results of a tandem clinical trial published in the March 2014 edition of The Lancet Oncology, which we refer to as the Lancet Study, GI specialists using Fuse® during colonoscopy identified 69% more pre-cancerous polyps than when using standard endoscopes. The improved detection is clinically important not only because the pre-cancerous polyp is removed during the procedure, but also because clinical guidelines recommend more frequent colonoscopies following initial detection of pre-cancerous polyps. Further, we believe that increased adoption of Fuse® for colorectal cancer screening could result in significant savings to healthcare payors given the high cost of colorectal cancer related surgical intervention and subsequent treatment. The costs of surgeries and related care can be significant, with total costs to the U.S. healthcare system estimated to exceed $8 billion per year.
Since the company’s founding in 2008, we have grown our revenues from $1.3 million in 2008 to $72.3 million in 2015. We have also grown our number of GI department customers in the United States from nearly 500 in 2009 to over 2,500 as of December 31, 2015. In addition to our direct sales forces in the United States and Germany, our products are sold by distributors in 30 countries. We are headquartered in Alpharetta, Georgia and maintain manufacturing and development centers in Halstenbek, Germany and Caesarea, Israel.

Our strengths
Exclusive focus in a large, growing and attractive market. We estimate that the addressable worldwide market for our GI endoscopy products and services represents more than a $6 billion opportunity that is growing annually at approximately 7%. This growth is being driven by increased governmental and payor focus on screening, prevention and treatment of colorectal cancer and other GI conditions, an aging global population and changing dietary habits. We believe that the market is underserved and our competition is fragmented. We are positioned as the only company exclusively focused on servicing the entire GI procedure cycle through our broad and innovative product platform.
Broad platform of products and services to address the entire GI endoscopy procedure cycle. We provide a comprehensive product portfolio of more than 50 product families that span the entire GI endoscopy procedure cycle, including setup, imaging, therapy, specimen retrieval, pathology and endoscope service and repair. Our broad platform of GI products and services provides a “one-stop shop” for GI specialists, addressing the disjointed customer experience in the traditional model and allowing our sales representatives to focus on increasing their revenue per GI customer over time.
Our GI-dedicated pathology lab provides an attractive service offering for GI specialist customers. We operate one of the few GI-specific pathology laboratories, employing GI-trained pathologists and GI-focused histotechnicians who provide quality diagnostic services for our GI specialist customers. Our focus on laboratory workflow generally ensures a 24-to 48-hour turn-around-time for most diagnoses. We regularly implement or update technologies to provide our customers specific quality metrics such as pre-cancerous polyp detection rates for individual GI specialists, offer a proactive communication platform enabling up-to-date status checks on submitted tests, and provide quarterly reports to allow continuous improvement of quality metrics. In addition, our on-site GI pathologists work directly with GI specialists to discuss abnormal diagnoses and provide consultation services on treatment options. We believe our GI-dedicated pathology laboratory provides superior quality in GI diagnostic services compared to general pathology labs and provides an attractive service offering for our GI customers.
Proven ability to rapidly innovate and respond to customer needs by leveraging our extensive R&D expertise in the GI industry. Our global research and development, or R&D, team spanning locations in the United States, Israel and Germany includes 37 employees, as of December 31, 2015, who are exclusively focused on innovation in the GI industry. Our research and development team strives to significantly improve the utility of each product by incorporating GI specialist feedback and designing or redesigning solutions that respond to their needs. For example, our CinchPad® product improved the transport of endoscopes following procedures and eliminated the need to clean used transport trays. Additionally, we believe we created one of the first procedure kits in the GI endoscopy market. Our procedure kits, which have been adopted by over 1,000 customers, enable our customers to comply with medical society and governmental guidelines for infection control. Our innovations include products such as CinchPad®, Compliance EndoKit®, Boa® Polypectomy Snare, AutoBand® and our Fuse® system.
Disruptive, clinically-differentiated Fuse® endoscopy system. Our Fuse® full spectrum endoscope was the first endoscope to provide a revolutionary 330° field of view during colonoscopy, allowing GI specialists to see more than twice the anatomy at any one time compared to standard, forward-viewing colonoscopes, thereby significantly reducing pre-cancerous polyp miss rates. According to the Lancet Study, Fuse® had a pre-cancerous polyp miss rate of only 7%, compared with up to a 41% pre-cancerous polyp miss rate for standard, forward-viewing colonoscopes. Colonoscopy with Fuse® identified 69% more pre-cancerous polyps while standard, forward-viewing colonoscopes failed to identify 6% of patients with pre-cancerous polyps identified by Fuse®. The successful discovery and removal of pre-cancerous polyps not only can virtually eliminate the possibility of the specific pre-cancerous polyp developing into colorectal cancer, but also results in the patient being screened more frequently thereafter. The costs of surgeries and related care can be significant, with total costs to the U.S. healthcare system for colorectal cancer estimated to exceed $8 billion per year. In contrast, screening costs for a colonoscopy are approximately $1,000 every 5-10 years. The clinical and economic benefits associated with colorectal cancer screening and increased pre-cancerous polyp detection by our Fuse® system lead to our belief that Fuse® is poised to become the preferred choice of GI specialists. We believe that the improved clinical and cost outcomes that Fuse® enables will lead to its widespread adoption over time.
Established customer base, proven sales force and scalable infrastructure. We have manufacturing facilities in the United States, Germany and Israel, 128 sales and marketing professionals in the United States and Germany and distribution arrangements covering 30 countries. We currently serve over 2,500 GI department customers across 55 sales territories in the United States to which we seek to leverage our expanding platform of GI products and services. As of December 31, 2015, only 2% percent of our GI department customers have purchased a Fuse® system. Of the customers who have purchased Fuse®, approximately 75% also purchased other products or services from us in 2015. In addition, approximately 69% of our customers purchased multiple products or services from us in 2015. Our proven sales force is poised to contribute to future sales growth. With our established commercial capabilities and customer relationships, experienced management and marketing team and broad product portfolio, we believe we have the infrastructure in place to support continued expansion in the growing GI endoscopy market.

Proven leadership team. Our senior management team has significant experience at companies such as Given Imaging, Smith & Nephew, Siemens Medical, Pentax Medical and Boston Scientific, and, while at EndoChoice, has demonstrated its ability to bring new products to market successfully. In addition, we have recruited and trained an established direct sales force and grown our customer base to over 2,500 GI department customers. Additionally, we have established global manufacturing, sourcing, and research and development capabilities. We have grown revenues at a compound annual growth rate of approximately 78% from 2008 to 2015 and believe we are well positioned to continue solid growth.
Our strategy
Our goal is to be the leading medical device company providing innovative solutions for GI specialists. The key elements of our strategy include:
Continue to rapidly innovate and introduce new products and services that address the evolving needs of the GI specialist. Our goal is to develop or acquire, and commercialize, clinically beneficial technologies that improve the practice workflows and productivity of GI specialists, their profitability and the clinical outcomes of their patients, thereby expanding our market opportunity and share. We intend to continue to leverage our culture of innovation to expand our product portfolio by investing in internal R&D of new technologies and pursuing strategic acquisitions as opportunities arise.
Leverage our existing customer base to gain a larger share of the GI procedure cycle. We have a strong established customer base with over 2,500 GI departments, representing approximately one-third of GI departments in the United States, and contracts with most of the major GPOs for GI products in the United States. We have a demonstrated track record of growing our revenue per customer over time. We believe the combination of a broad and innovative product portfolio spanning the entire GI procedure cycle coupled with our disruptive Fuse® technology gives us a competitive advantage that will enable us to gain a larger share of our customers’ spend.
Expand our sales, marketing and distribution capabilities to support growth in the United States and internationally. Since our first product launch in 2008, our sales team has been able to achieve meaningful adoption of our products. We have grown our customer base from nearly 500 GI departments in 2009 to over 2,500 in 2015. We believe that there is a significant opportunity to reach new customers in existing markets and to enter new markets, both domestically, where we aim to increase our penetration into the remaining approximately two-thirds of GI departments, and internationally, where we have distributors that cover 30 countries. We plan to continue to invest in our sales and marketing organization by expanding our direct sales force presence to drive increased adoption of our products and further penetrate our broad platform of GI products and services into the GI endoscopy market.
Drive adoption and awareness of our Fuse® system among GI specialists, referring physicians, administrators and patients. We believe our Fuse® endoscopy system is a transformative technology that has the potential to significantly reduce the incidence of colorectal cancer, which is one of the most common forms of cancer and is the second leading cause of cancer-related deaths in the United States. We intend to educate GI specialists, referring physicians, administrators and patients on the compelling, differentiated clinical efficacy of our Fuse® system, which has been recognized in multiple scientific publications. Our primary marketing for our Fuse® system will continue to focus on ASCs and community hospitals because we believe that Fuse® has the greatest potential to improve the productivity and profitability of GI specialists in these settings. We will continue to emphasize that pre-cancerous polyp detection yields significant health benefits. We will leverage our expanded sales force and existing commercial infrastructure to increase physician education and awareness of the benefits of Fuse®. We believe the successful sale of a Fuse® system will anchor our relationship with a GI department for the life of the product, during which time we intend to sell additional single-use products as well as pathology and endoscope repair services.
Achieving and improving our profitability through operating leverage. We have made significant investments over the past several years in our research and development, sales and marketing and manufacturing operations to build what we believe is a world class organization capable of driving sustainable global growth that can be leveraged to drive increased profitability. Furthermore, our strategic investments in our clinical pathology laboratory and endoscope repair facilities enable us to monetize sectors of the GI endoscopy market that are ignored by the majority of our competitors. With these organizational and infrastructure investments already in place, we believe we have the resources to support accelerated growth. As a result, we believe we can increase revenue and ultimately achieve and improve profitability through operating leverage.

Pursue unique, bundled solutions to enhance GI specialists’ quality of care. As the healthcare landscape continues to change, both providers and payors are increasingly seeking alternative ways to deliver quality care efficiently while controlling costs and limiting financial risk. Increasingly, the U.S. healthcare system is moving towards a bundled payment system, in which providers are reimbursed in a single payment for a patient that includes all aspects of treatment. We believe we are uniquely positioned as the only company offering a broad platform of GI-focused products and pathology services. This product and pathology service combination will allow us to provide creative product bundles and solutions enabling GI specialists to both control procedural costs and negotiate more favorable contracts with payors by facilitating the capture of quality metrics, such as pre-cancerous polyp detection rate, which we can provide through our pathology services.
Our products and services
We design and manufacture a broad platform of products exclusively for the GI endoscopy market. We offer imaging products, single-use therapeutic devices and infection control products, and pathology services that support GI specialists and patients at each stage of the GI procedure cycle.
Our imaging products generated 15.9% , 24.4% and 31.0% of our net revenues during the years ended December 31, 2013, 2014 and 2015. Our single-use therapeutic devices and infection control products generated 60.3%, 55.1% and 49.9% of our net revenues during the years ended December 31, 2013, 2014 and 2015, respectively. Our GI pathology services generated 23.8% , 20.5% and 19.1% of our net revenues during the years ended December 31, 2013, 2014 and 2015, respectively. No other class of products or services contributed 10% or more of our net revenues during the years ended December 31, 2013, 2014 and 2015.
Many of our products have multiple stock keeping units, or SKUs, and can be combined with other products. For example, many of our single-use products can be combined to create customizable bundles and kits. An overview of the most significant products and services that make up our GI endoscopy platform is presented in the table below:
Imaging products

Product	Description	Launch date
Fuse® system
Our Fuse® system consists of endoscopes, a FuseBox® video processor, our FusePanel® image management system, a FuseView® monitor system and a standard FuseCart®. The endoscopes included with the Fuse® system include our Fuse® colonoscope and our Fuse® gastroscope. Our Fuse® colonoscope uses three cameras to provide GI specialists with a 330° field of view of the GI tract as compared to the 140° to 170° field of view provided by standard colonoscopes and our Fuse® gastroscope uses two cameras to provide GI specialists with a 245° field of view of the esophagus, as compared to the 150° field of view provided by standard gastroscopes. In the United States, Our Fuse® system typically includes three colonoscopes and two gastroscopes, but can be customized.
		2013
EndoCart®	Our EndoCart® is a customizable automatic cart for transporting GI procedure equipment and is available in both standard and deluxe configurations. The deluxe motorized EndoCart® incorporates variable speeds, automatic braking and direction control and is designed to allow users to safely and easily transport large and heavy equipment.	2008
Endoscope repair and maintenance	Our repair and maintenance specialists repair many brands of endoscope products, including those of our competitors. We are the only authorized service provider for our Fuse® system in the U.S. and Europe, and we have designated a select group of distributors in Asia and South America to perform repairs to our Fuse® system.	2009
Single-use therapeutic devices

Product	Description	Launch date
Neptune® injection needle	The Neptune GI injection needle provides reliable needle deployment and retraction with single-handed operation.	2015

Boa® polypectomy snare	Our Boa® polypectomy snare incorporates 3-in-1 OmniLoopTM technology that is designed to enable variable loop sizing while ensuring consistent loop deployment and shape during GI endoscopy procedures.	2013
Rescue® retrieval devices	Our line of Rescue® retrieval devices are designed to allow providers to choose from three distinct types of grasping forceps that are each uniquely suited to retrieve different materials (for example, stents) during a GI endoscopy procedure.	2012
Blox® bite block	Our Blox® bite block is an oral device designed to increase patient comfort during esophageal endoscopy procedures. Offered with or without dental retention and in pediatric models, the Blox® bite block maintains its position, reducing gum damage during esophageal endoscopy procedures.	2010
TrapEase® polyp traps	Our TrapEase® series of polyp traps is designed to provide an easier and more convenient method of storing and preserving polyps as compared to standard manual processes and minimizes the handling of specimens by specialists.	2010
Hydra® irrigation system	Our Hydra® irrigation system provides a GI procedure irrigation system that is designed to reduce the risk of cross-contamination through a one-way valve and 24-hour use system.	2014
EndoGlide+®	Our EndoGlide+® is a GI endoscopy procedure lubricating gel that we believe reduces the risk of cross contamination through optimal single-procedure-sized packaging.	2012
Compliance EndoKit®	Our Compliance EndoKit® is designed to allow customers to purchase a full set of tools (transport pad, cleaning kit, gel and pads) that are necessary to comply with serialization and infection control protocols for GI endoscopy procedures.	2010
SafeStart®	Our SafeStart® bedside cleaning system is designed to provide customers with high quality products that assist with infection control and reduce the risk of cross-contamination.	2010
EndoKit®	Our EndoKit® provides a customizable solution that allows providers to bundle and standardize their tools for initial bedside, suction and endoscope cleaning and sanitation. The EndoKit® is designed to allow for the safe and clean transport and maintenance of GI endoscopy equipment.	2009
CinchPad®	Our patented CinchPad® is a fully closed container system that provides sturdy, cushioned support and protection for the endoscope during transport. The CinchPad® is also designed to increase operational efficiency by reducing procedure room turnover time and reduce the risk of cross-contamination.	2008
GI pathology
Our laboratory is accredited by the College of American Pathology and certified under the Clinical Laboratory Improvement Amendments Act, or CLIA. Our laboratory combines state-of-the-art technology and a team of trained pathologists to provide specialized pathology services that are focused only on GI-specific diagnoses. Our pathology lab employs a clinical team approach, fielding outbound calls from GI pathologists, responding to billing or service questions promptly, generally providing a 24-to 48-hour turn-around time for most diagnoses, and offering GI specialists the ability to order supplies directly from our web-based portal.
		2008
Fuse®
We have leveraged recent advancements in flexible circuit technology to develop our Fuse® endoscopy technology. Our Fuse® system allows for a wider field of view during endoscopy procedures than standard GI endoscopes. Through an arrangement of sophisticated componentry at the scope-end of our Fuse® endoscopes incorporating multiple cameras, we have expanded the field of view in the GI tract during colonoscopy procedures to more than twice the amount available with standard, forward-viewing colonoscopes. Our Fuse® colonoscope provides specialists with an expanded 330° field of view of the GI tract as compared to the 140° to 170° field of view provided by standard, forward-viewing colonoscopes. Similarly, our Fuse® gastroscope, used in upper GI procedures, provides specialists with a 245° field of view of the esophagus as compared to standard, forward-viewing gastroscopes that only provide a 150° field of view.

We generally sell more than one Fuse® system to a given customer for use across multiple GI procedure rooms. Each Fuse® system typically consists of endoscopes, a FuseBox®, our FusePanel® image management system, a FuseView® monitor system and a FuseCart®. However, the components of each Fuse® system are to some degree modular and may be customized to individual GI specialist specifications. For example, a GI specialist can choose between purchasing slim or regular size endoscope models and the number of colonoscopes and gastroscopes purchased with a Fuse® system may also vary based on GI specialist preference and need.

•
Endoscopes. In the United States, three Fuse® colonoscopes and two Fuse® gastroscopes are typically purchased as part of our Fuse® system to facilitate cleaning and sterilization between procedures. Each endoscope consists of multiple components, including a distal tip containing multiple, sophisticated cameras and state-of-the-art light-emitting diodes, or LEDs, which provide crisp, clear imaging and lighting and project an expanded view of the GI tract. By replacing lighting mechanisms that are currently utilized in standard endoscopes with LEDs, we are able to increase the number of cameras in our endoscopes.

•	FuseBox®. Each system includes a FuseBox® video processor, our cutting-edge graphics processing and computing platform. Both our colonoscope and gastroscope connect to our FuseBox® processor.

•
FusePanel®. FusePanel® is our image management system that saves every captured image and catalogs it by procedure. This capability provides a GI specialist with the ability to review or transfer images to an external drive weeks or even months after a procedure. FusePanel® software tracks patients, procedures performed and clinician IDs, connects directly to an endoscopy report writer and is electronic medical record ready.

•	FuseView®. FuseView® is a unique combination of three medical-grade high-definition monitors configured to deliver a panoramic Fuse® experience during a procedure.

•
FuseCart®. Our Fuse® system is sold with a FuseCart®, a fully-customizable working platform for the GI specialist. FuseCarts® are available in a range of configurations, including the ability to be motorized in order to assist with the secure transport of valuable and delicate diagnostic equipment.

In the United States, the cost of each Fuse® system, based on customer configuration and options chosen, ranges from approximately $200,000 to $260,000. Our installations in the United States average between five and six Fuse® endoscopes per facility. In early 2016, we announced a new financing program for EndoChoice customers in the United States called EndoChoice Capital. This new financing program provides flexible lease financing for the Fuse® system and other products and services that we sell directly and will be supported by a dedicated sales and credit personnel.
Internationally, depending on customer configuration and options chosen, as well as whether we sell the system directly or through one of our distributors, the cost of each Fuse® system ranges from approximately $100,000 to $175,000. Due to differences in screening guidelines, our international installations average three endoscopes per facility.
The table below summarizes our quarterly sales of Fuse® units for the quarters ended March 31, 2015 through December 31, 2015 to domestic customers, international customers and to independent international distributors as demonstration units.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2015
Fuse® sales:
U.S. - end customer	18	15	12	13	58
International - end customer	2	10	6	6	24
International - demonstration unit	6	2	3	6	17
Total Fuse® units sold	26	27	21	25	99
Our second generation Fuse® system, launched in March 2015, capitalized on recent advancements in device technology to deliver an upgraded experience with ultrahigh resolution, or 4K, Ultra HD FuseView® monitors providing a sharper, clearer image boosted by almost 8 million pixels. In addition, the three cameras in the Fuse® colonoscope can now be projected onto one, wide-screen, 4K monitor and customers can choose from a variety of monitor sizes up to 65” in width. Moreover, our FuseBox® now includes software and hardware changes to simplify use for GI specialists while our StrataFlex™ insertion tube delivers improved handling of the endoscope during GI procedures.

In February 2016, we announced the release of LumosTM, a new proprietary imaging software based upon Adaptive Matrix Imaging that, when integrated with our existing Fuse® platform, analyzes and selectively enhances the vascularity, surface texture, and color of abnormal tissue, providing better clarity for physicians. We released LumosTM for distribution in the European Union, or EU, and Asia after receiving CE Mark approval in early 2016 showing its compliance with all safety requirements established by the EU. We expect to receive regulatory clearance in the U.S. and Japan later this year.
We view the placement of a Fuse® system with a GI specialist as an anchor to our relationship with that GI department; and it provides us an opportunity to sell additional products and services over time, including single-use products, pathology and endoscope repair and maintenance services.
Endoscope repair and maintenance
Our repair and maintenance specialists service and repair our Fuse® system as well as those of our competitors. Our endoscope repair business provides a high quality, cost-effective repair alternative to our customers and limits equipment downtime, thereby optimizing GI suite efficiency and providing cost certainty. We service our Fuse® systems through our FuseCare® program, and we are the only authorized Fuse® service provider in the U.S. and Europe. We also provide scope repair services for other major brands of colonoscopes and gastroscopes currently available in the GI marketplace, giving us valuable insights into the location and age of competitive equipment and enabling our sales representatives to proactively contact these sites when the normal useful life of competitive products comes to an end.
Our services include: communications at each step in the process in order to keep the GI specialist aware of the status of the repairs; a loaner endoscope during the repair process; photo or video documentation of all major and any unexpected repairs; a quarterly scope status report; and detailed reports accompanying equipment returns that explain the repairs performed, likely cause and suggested preventative measures. For our service and repair of both Fuse® systems and third-party endoscopes, we offer the following two payment options:

•
Our complete, or capitated, plan consists of a single annual fee that covers all repairs to the covered endoscopes, offers shipping and loaner endoscopes free of additional charges and offers a 24-hour turn-around-time for minor repairs; and

•
Our flexible, fee-for-service plan, in many cases, offers a 24-hour turn-around-time for minor repairs, maintains a certified suite of loaner endoscopes and provides photo and video documentation to accompany each repair.

Our state-of-the-art endoscope repair and maintenance centers are located in Nashville, Tennessee and Halstenbek, Germany. Our U.S. location serves our domestic customers and those international customers located in Latin America, while our location in Germany serves customers mainly located in Europe, the Middle East and Asia. Our Nashville repair and maintenance center employed 28 specialist technicians and our Halstenbek center employed 15 specialist technicians as of December 31, 2015.
GI pathology services
Our pathology laboratory is dedicated solely to the practice of GI pathology. Our College of American Pathology-accredited and CLIA-certified laboratory, located in Alpharetta, Georgia, combines state-of-the-art technology and a team of highly trained GI pathologists who specifically focus on GI diagnoses. We believe that our pathologists’ and histotechnicians’ specialized focus increases their expertise in GI pathology and improves the quality of diagnoses provided to patients. The pathology services performed by our laboratory include histology and specialty and immuno-histochemistry stains.
Our dedicated histotechnicians properly orient specimens and process multiple sections of biopsies to facilitate definitive diagnoses and also use color-coded diagnoses and organ mapping to provide easy-to-read information, enabling prompt treatment decisions. Throughout the entire diagnostic process, we employ a comprehensive approach across our team, fielding outbound calls from GI pathologists, responding to billing or service questions promptly, generally providing a 24- to 48-hour turn-around-time for most diagnoses and offering GI specialists the ability to order supplies directly from our web-based portal. Unlike many other pathology laboratories, we make our medical director available for direct GI specialist access, including via mobile phone, and our pathologists personally telephone a submitting GI specialist to communicate any significant abnormal diagnosis. As a further customer convenience, our website provides 24-hour remote access to diagnostic summary reports for GI specialists. Our pathology services continues to grow, thereby providing opportunities to cement and expand our business relationships with GI specialists, including introducing them to new products and procedures.

Third-party coverage and reimbursement
For our GI pathology services, we bill third-party payors directly for laboratory testing services that we provide. For the imaging systems and single-use devices and products we sell, we do not directly bill third-party payors, such as Medicare, Medicaid and commercial payors.
Imaging systems and single-use devices and products
Our imaging system and single-use device and product customers, which include hospitals, physicians and other healthcare providers, directly bill third-party payors for reimbursement for GI services that they provide to their patients using our products. As a manufacturer of imaging systems and single-use devices and products, we do not control the billing practices of our customers.
Coverage for colonoscopy procedures provided by our imaging system and single-use device and product customers is generally well-established among third-party payors. For example, the Medicare program has covered colorectal cancer screening tests (including screening colonoscopies) since 1998, as required by Section 4104 of the Balanced Budget Act of 1997. Currently, Medicare covers screening colonoscopy procedures once every 24 months for beneficiaries who are at high risk for colorectal cancer, once every 120 months for beneficiaries who are at average risk for colorectal cancer and every 48 months after a previous flexible sigmoidoscopy. Medicare does not impose cost-sharing requirements on beneficiaries for screening colonoscopies unless the procedure results in the biopsy or removal of a polyp or growth during the same visit, in which case the procedure is considered diagnostic and a copay or coinsurance may be required. Also, Section 1001 of the Patient Protection and Affordable Care Act, or ACA, requires “non-grandfathered” group health plans (new plans sold or renewed on or after September 23, 2010) to cover certain preventative services, including screening colonoscopies, without cost-sharing requirements.
GI pathology services
Billing. The clinical laboratory component of our business directly bills third-party payors for the laboratory testing services that we provide on a fee-for-service basis. Billing for diagnostic testing services is complex. Clinical laboratories must bill a wide variety of third-party payors, each of which has different billing requirements.
Private payors, such as health insurance companies, managed care companies and employers, impose contractual billing and coverage requirements. Government payors, such as Medicare, Medicaid and TriCare/CHAMPUS, also impose legal billing and coverage requirements. Other factors complicate our billing, including disparities in coverage levels across different benefit plans, different information requirements imposed by payors and incomplete or inaccurate information from ordering GI specialists. We incur considerable costs in managing this complexity. In addition, due to these complex rules, which often require us to obtain certain documentation prior to billing, and the challenges of obtaining necessary information from prescribing GI specialists, we are sometimes unable to submit claims for the services we provide. We incur additional costs as a result of our participation in government programs, such as Medicare and Medicaid, because diagnostic testing services are subject to complex, stringent and often ambiguous federal and state statutes, regulations and regulatory agency guidance. Changes in governing statutes and regulations could further increase our billing costs.
Reimbursement. In general, we receive payment for laboratory services from two sources: (i) private and governmental third-party payors, like insurance companies, employers, Medicare and Medicaid; and (ii) the patient, who often has cost-sharing obligations in the form of copayments or coinsurance or who may be fully responsible for payment in the absence of insurance coverage. For the year ended December 31, 2015, we received approximately 62.3% of our laboratory net revenue from private third-party payors, 27.3% from government programs and 10.4% from patient cost sharing.
Most of the services that we provide are anatomic pathology services, which are reimbursed under the Medicare Physician Fee Schedule, or MPFS, for traditional fee-for-service Medicare beneficiaries. Beneficiaries are responsible for applicable coinsurance and deductible amounts. The MPFS is based on assigned relative value units for each procedure or service, and an annually determined conversion factor is applied to the relative value units to calculate the reimbursement.

Reimbursement for anatomic pathology services is billed using Current Procedural Terminology, or CPT, codes, and our exclusive focus on GI pathology services enables us to limit our billing to only certain of the surgical pathology CPT codes that are available. Also, reimbursement using these limited CPT codes generally consists of two types of payments: (i) the “technical” component fee paid for the clinical laboratory testing portion of the service; and (ii) the “professional” component fee paid for the interpretation or “read” performed by a pathologist. We employ interpreting pathologists directly and, therefore, bill for both the technical component and the professional component in the substantial majority of cases. Some payors pay for the technical and professional components in separate payments, while other payors pay for both services through a single, combined payment referred to as a “global” payment. In 2013, the Centers for Medicare and Medicaid Services, or CMS, reduced the relative value units for the “technical component” of CPT 88305, the primary surgical pathology code which we bill to the Medicare program, which reduced the “technical component” of the payment by about 52%, and decreased overall Medicare payment for the service by 33%.
Government payors, such as Medicare and Medicaid, have implemented measures to control expenditures for healthcare services, including for anatomical pathology testing services. For example, Medicare has adopted policies under which it does not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients.
In addition to such cost control methods, the Medicare and Medicaid programs have sought to control costs by promoting the use of private contractors to sponsor health plans offering Medicare and Medicaid coverage. Historically, the vast majority of Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs pursuant to which healthcare services are reimbursed directly to providers by federal and state governments or their contractors. Reimbursement from traditional Medicare and Medicaid programs represented approximately 20.9% of our laboratory net revenues during 2015. Increasingly in recent years, however, Medicare beneficiaries have enrolled in private managed care plans, known as “Medicare Advantage” plans, for their Medicare coverage. Private contractors sponsor Medicare Advantage and are responsible for contracting with and making payments directly to providers. States also have established private managed care programs and often require that most Medicaid beneficiaries enroll in such programs. These private managed care programs for Medicare and Medicaid beneficiaries are intended to use typical managed care cost control measures to limit federal and state spending for healthcare. In 2015, we received approximately 3.6% of our net revenue from Medicare and Medicaid managed care plans.
When we are out-of-network, the patient typically has greater responsibility for payment through increased coinsurance, and it typically is more difficult and time consuming to collect payment from patients than it is to collect payment from the plan. For this reason, it will be important for us to focus on obtaining network provider status as often as possible. We will encounter obstacles from plans that contract with one of our competitors on an exclusive basis to provide in-network clinical laboratory services, which may have a negative impact on revenue growth.
We are likely to continue to face downward pressure on reimbursement levels for clinical laboratory pathology testing services, both through reductions in payment rates and through the implementation of utilization review, documentation and other requirements designed to limit the circumstances under which such services are eligible to be reimbursed. We will need to manage our costs effectively in order to address the pressure from private and government payors to reduce healthcare spending.
We also may be subject to billing audits by government program payors or their contractors, which could result in determinations that we have been overpaid by those programs and potentially could also result in sanctions for failure to comply with applicable statutes and regulations, which could include: (i) civil monetary penalties; (ii) loss of various licenses, certifications or other approvals necessary to operate our laboratory business; or (iii) exclusion from participation in government healthcare programs, including Medicare and Medicaid. If we were found to have submitted claims knowing that they were not eligible to be paid under government healthcare programs, we could be subject to liability under the federal False Claims Act and be subject to penalties ranging from $5,500 to $11,000 per claim plus damages of up to three times the amount of payment claimed. We have established compliance programs to monitor compliance with applicable legal requirements and will need to remain vigilant in our efforts to monitor, detect and correct potential compliance problems.
Sales and marketing
We market and sell our broad platform of complementary GI products and services globally through a highly adaptable sales organization. We employ a team of 128 experienced sales and marketing professionals in the United States and Germany, including a 81 member sales force. We currently serve over 2,500 GI department customers across 55 sales territories in the United States. In international markets, we sell through 30 distributors and employ a team of 16 experienced sales and marketing representatives in Germany who together serve our markets in Europe, the Middle East, Latin America and Asia. We currently generate revenue in 30 countries globally.

While we believe our U.S. sales organization provides us with broad coverage of the domestic market, we believe we have the opportunity to both expand our footprint and provide deeper penetration in our sales territories. Our U.S. sales organization consists of sales professionals who are experienced in the medical technology industry, many of whom have demonstrated previous sales success working with other medical technology manufacturers. Furthermore, we believe our future success will be directly dependent upon the sales and marketing efforts of our employees. In order to generate our anticipated sales, we will need to expand the size and geographic scope of our direct sales organization.
Once hired, the training process for new sales representatives is lengthy because it requires significant education to achieve the level of clinical competency with our products expected by GI specialists. In addition to general sales and marketing training, we provide our sales organization with comprehensive, hands-on training sessions on the clinical benefits of our products. We are still in the process of transitioning our sales force from selling less expensive single use products to nurses and procedure room supervisors to also selling more complex capital equipment (such as our Fuse® system) to GI specialists and senior administrators.
As an illustration of our sales and marketing organization’s plans in penetrating the market, a number of our GI specialist customers use the Fuse® system as a marketing tool to drive patient traffic to their practices. For instance, GI specialists are marketing their services by advertising the ability of the Fuse® system “to see more of the GI tract than ever before” as well as to “detect significantly more polyps than a standard endoscope,” while other campaigns employ billboards to exhort patients to “Insist on Fuse®.” We prepare marketing kits to support GI specialists interested in advertising Fuse® in their local markets.
Our U.S. sales directors, managers and sales representatives have compensation arrangements that include base salaries, bonuses and commissions. We believe the continued adoption of our Fuse® technology represents a compelling opportunity for us to attract additional highly-qualified sales and marketing personnel and international distributors and expand exclusive commitments to our portfolio. We expect that our Fuse® technology will also provide the opportunity for us to broaden our geographic coverage and market penetration.
GI specialist referrals and peer-to-peer education and training are important components of our sales and marketing strategy. We have marketing programs targeted at appropriately educating medical professionals who in many instances represent the primary point of contact with the GI patient.
GI specialist education
We market our platform of GI products and services to GI specialists worldwide, and our active involvement within the global GI specialist community is a key element of our strategy to broaden the use of our platform. We are committed to advancing the science of our technologies and we focus our efforts within the GI specialist community to provide quality specialist education and training on our GI products and the procedures in which they are used, implementing specialist feedback into our product development process. We believe that our success has been and will continue to be driven by the quality of our products and reputation within the GI specialist community.
We schedule educational sessions on an as-requested basis for groups of interested GI specialists and make our educational programs for GI specialists available at industry trade shows. We conduct training in connection with new Fuse® system installations and sales. Our educational and training programs utilize our Fuse® system, including an EndoChoice-designed colon model within which a GI specialist can manipulate a Fuse® colonoscope and simulate the steps of a colonoscopy with unique veracity, without requiring dedicated facilities, or suitable cadavers. At industry trade shows and other events we also offer a Fuse® Challenge, where a GI specialist can perform a mock procedure in a colon model with the Fuse® system as well as with a single monitor view, as would be typical with a standard colonoscope.
Our educational programs for GI specialists also include approved patient indications and contra-indications for our products, overviews of the features and clinical benefits of our GI platform and review of clinical examples of procedures involving our products. For many of our international markets, these events represent training opportunities for GI specialists who otherwise may not have access in their local markets to training on advanced techniques in which our products are used.
In addition to GI specialist educational programs, we consult with GI specialists and actively solicit their feedback throughout the entire product development process. We also work with GI specialists and other healthcare professionals in the area of clinical research in order to gain a better understanding of the safety and efficacy of products we offer through our GI platform, and support the necessary requirements for product clearances and registrations internationally.
We are an active participant within the GI industry, and regularly support and maintain a presence at numerous national and regional professional society congresses, such as Digestive Disease Week. At these meetings, we meet with current and potential specialist users, demonstrate the clinical benefits of our products and generate awareness among these societies as to the clinical benefits of our GI platform, including our Fuse® system and complementary GI products and services.

Product development and research
We commenced commercial operations in 2008 and have developed a broad product platform, consisting of devices, infection control and imaging systems for specialists treating a wide range of GI diseases. Our founders had significant experience in the GI endoscopy market, and their goal was to develop innovative technologies and to offer a broad product portfolio, in an effort to become the first platform company in GI endoscopy. Our product development department leverages our design and development expertise in close collaboration with GI specialists, to design, develop and launch innovative technologies.
Our research and development team engages in close collaboration with physician advisory groups consisting of active GI specialists. The historical relationship of our design team with GI specialists enables our design engineers to engage in frequent dialogue with these specialists both in and out of clinical settings, and allows us to gain significant design feedback and clinical experience efficiently. Our product development team also includes a U.S. team focused on interacting with U.S. GI specialists, designing technologies specific to the U.S. market and supporting U.S. product introductions and product management. Our product development experience, incorporating European, Israeli and United States inputs, is a key component of our ability to design differentiated and clinically beneficial technologies for the global GI endoscopy market. We also have dedicated clinical and regulatory personnel who work in parallel with our product development team to facilitate regulatory clearances and market registrations. In addition, we expect that our product pipeline and ongoing development efforts will enhance our existing product platform and enable us to continue to address the evolving needs of the GI endoscopy market. For the years ended December 31, 2013, 2014 and 2015, we spent $16.6 million, $21.7 million and $17.3 million respectively, on research and development. We believe our ability to launch many new products over the past several years distinguishes us from our competitors.
Competition
We believe the market for endoscopy products and services is fragmented and underserved by our competitors. As such, we believe that we are in a unique position as the only company exclusively focused on servicing the entire GI procedure cycle through our broad and innovative product platform. Many of our competitors are either large, multinational companies for which GI represents only a portion of a larger business, or niche players focused on a small portion of the market. Accordingly, our competitors are generally varied as to product and service lines, as categorized below.
Imaging systems. In the imaging market, our significant competitors include flexible endoscope manufacturers, such as Olympus Corporation of the Americas, or Olympus, Fujifilm Holdings Corporation, or Fujifilm, and Pentax Medical, or Pentax, which together represent a significant portion of the GI endoscopy market. In particular, each of these significant competitors have products that directly compete with our Fuse® system, including EVIS EXERA III from Olympus, EXPX-2500 from Fujifilm and Pentax’s RetroView Colonoscope. There is also the potential for new entrants to the market, particularly those based in China, as manufacturing capabilities grow.
Therapeutic devices. In the device market, our significant competitors include Boston Scientific, Cook Medical, Olympus, Medivators/Cantel, and Steris/US Endoscopy, all of which sell GI endoscopy devices. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may compete directly with our GI products.
Infection control products. In the infection control market, our significant competitors include Medivators/ Cantel, Ruhof, Medline, Cardinal Health and Steris/US Endoscopy, all of which sell infection control products that directly compete with our product offerings, including procedure kits, personal protection products, enzymatics and high-level disinfectants.
Diagnostics. The diagnostics market, including pathology services, is highly fragmented. Our primary competitors include GI groups with in-office pathology labs, independent pathology labs, hospital-based pathology labs and large diagnostic companies, including LabCorp and Quest Diagnostics.
Even with our broad platform of products and services, our ability to compete effectively will depend on the acceptance and use of our products by GI specialists.
In addition, in the future we may compete with alternative GI disease screening methods, including the non-invasive testing methods described below.

Stool tests. Some western European countries have introduced a preliminary step before colonoscopy into their prescribed screening programs. In these countries, the patient is first asked to perform an “at home” stool test referred to as either a fecal occult blood test, or FOBT, or fecal immunochemical test, or FIT. A physician interprets the results and, if positive, the patient is instructed to proceed to a colonoscopy. In the United States, FOBT and FIT are sometimes used as adjuncts to colonoscopy, but insurance companies generally do not require their use prior to screening colonoscopy. The U.S. Food and Drug Administration, or FDA, recently approved a non-invasive, DNA-based stool test for use in the United States as an alternative option to screen for colorectal cancer. The newly approved product detects hemoglobin, a protein molecule that is a component of blood as well as certain mutations associated with colorectal cancer, in the DNA of cells shed by advanced adenomas as stool moves through the large intestine and rectum. If a polyp or colon cancer is detected through a stool test, the patient is instructed to proceed to a colonoscopy procedure.
Pill camera. Other competitors have introduced pill camera technologies as another alternative method of screening the GI tract for polyps. In this screening method, the patient swallows a pill that houses a battery, light and lenses, which travels through the GI tract while wirelessly transmitting images to a specialist. The patient must limit physical activity during the approximate 10 hours that it takes the pill to travel through the GI tract. If any colon abnormalities are detected through pill camera screening, the patient is instructed to proceed to a colonoscopy procedure.
Radiology scans. Another alternative procedure to screen for pre-cancerous polyps is use of scans, including computed tomography, or CT, or magnetic resonance imaging, or MRI, scans. In both cases, a specialist takes a scan of the patient’s GI tract and analyzes the results for the presence of any colon abnormalities. If any colon abnormalities are detected, the patient is instructed to proceed to a colonoscopy procedure.
We do not believe that these alternative methods will replace endoscopy as the primary screening method for GI disease. Yet, if they are adopted by a greater number of specialists and physicians, our business may be negatively impacted. While the advent of these types of non-invasive tests is potentially competitive, we also believe that these types of tests could drive further awareness of GI diseases and possibly lead to an increase in colonoscopies as the National Colorectal Cancer Roundtable seeks to achieve its goal of increasing colorectal cancer screening rates from approximately 60% currently to 80% by 2018.
Intellectual property
We actively seek to protect the intellectual property we believe is important to our business, including seeking and maintaining patents that cover our products. We also rely on trademarks to build and maintain the integrity of our brand.
As of December 31, 2015, we owned approximately 37 issued patents, 13 of which are U.S. patents. We own approximately 162 pending patent applications, including 81 pending U.S. patent applications and 17 pending International Patent Cooperation Treaty applications. All of our issued U.S. patents expire between 2021 and 2032. The following table details our issued patents and pending patent applications for our current and future products, including our Fuse® system, therapeutic devices and infection control products, as of December 31, 2015.

	All issued patents	Issued patents in U.S.	All pending patent applications	Pending patent applications in U.S.
Fuse® system	12	4	142	67
Therapeutic devices	19	8	16	12
Infection control products	6	1	4	2
Total	37	13	162	81
As of December 31, 2015, we owned approximately 69 trademark registrations, of which 34 are U.S. trademark registrations. We also own 4 pending U.S. trademark applications and 37 pending foreign trademark applications.
We also rely on trade secrets and other unpatented proprietary rights to develop and maintain our competitive position. We seek to protect our unpatented proprietary rights through a variety of methods, including confidentiality agreements with employees, consultants and others who may have access to our proprietary information. We also require our employees to execute invention assignment agreements with respect to inventions arising from their employment.

We cannot guarantee that any patents or trademarks will issue or be registered, respectively, from our pending or future applications for such intellectual property. Even if such patents or trademarks are respectively issued or registered, we cannot guarantee that they, or any of our other intellectual property, will provide us with any meaningful protection or competitive advantage. Our intellectual property could be challenged, invalidated, circumvented, infringed or misappropriated. In addition, third parties have claimed, and in the future may claim, that we, our customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights. For a discussion of these risks, please see “Item 1A. Risk factors-Risks related to our intellectual property.”
Manufacturing and supply
We manufacture and assemble the Fuse® endoscopes at our international headquarters and manufacturing facility in Halstenbek, Germany. We also maintain manufacturing capabilities in Caesarea, Israel and assemble products in the United States at our facilities in Alpharetta, Georgia and Reno, Nevada.
Outside suppliers are the source for most of the components and some sub-assemblies in the production of our Fuse® system and other products. We generally do not have long-term contracts with our suppliers and they are not required to provide us with any guaranteed minimum production levels. We have redundant manufacturing capabilities for many of our products to ensure our inventory needs are met while maintaining high quality, including certain components of the Fuse® system. However, we currently rely on a small number of limited or single source suppliers. Each limited or single source supply agreement has terms in excess of one year and none of these agreements may be terminated by the supplier other than for cause. To date, we have not experienced difficulties in locating and obtaining the materials necessary to meet demand for our products and we believe manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.
We also utilize third-party manufactures for some of our products, including esophageal and biliary stent systems and items contained in our EndoKits®. We believe our third-party manufacturers meet FDA, International Organization for Standardization, or ISO, and other quality standards. We maintain internal policies, procedures and supplier management processes to ensure that our third-party manufacturers are meeting applicable quality standards. We believe these manufacturing relationships allow us to work with suppliers who have well-developed specific competencies while minimizing our capital investment, controlling costs and shortening cycle times, all of which we believe allows us to compete with larger volume manufacturers of GI devices and products.
There are a limited number of suppliers and third-party manufacturers that operate under FDA’s quality system regulation, or QSR, maintain ISO certifications and have the necessary expertise and capacity to manufacture our products. We select our suppliers carefully and frequently conduct on-site reviews to ensure that our suppliers meet our internal quality control standards. Our internal quality assurance group conducts comprehensive examinations of prospective supplier facilities. In addition, we and our suppliers are subject to periodic unannounced inspections by U.S. and international regulatory authorities to ensure compliance with QSR.
Government regulation
Our business is subject to extensive federal, state, local and foreign laws and regulations, including those relating to the protection of the environment, health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change, or new laws may be enacted.
Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.
U.S. Food and Drug Administration regulation of medical devices.
The Federal Food, Drug and Cosmetic Act, or FDCA, and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. Our products include medical devices that are subject to these, as well as other federal, state, local and foreign, laws and regulations. FDA is responsible for enforcing the laws and regulations governing medical devices in the United States. Our regulated medical devices include our imaging systems, substantially all of our single-use infection control products and all of our single-use therapeutic products.

FDA classifies medical devices into one of three classes-Class I, Class II, or Class III-depending on their level of risk and the types of controls that are necessary to ensure device safety and effectiveness. The class assignment is a factor in determining the type of premarketing submission or application, if any, that will be required before marketing in the United States.

•
Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to “general controls” -e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labeling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.

•
Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and “special controls” -e.g., special labeling, compliance with industry standards, and postmarket surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process.

•
Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to establish special controls to provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require FDA approval of a premarket approval, or PMA, application before marketing.

Unless it is exempt from premarket review requirements, a medical device must receive marketing authorization from FDA prior to being commercially marketed, distributed or sold in the United States. The most common pathways for obtaining marketing authorization are 510(k) clearance and PMA.
510(k) pathway
Currently, all of our regulated products are subject to the 510(k) requirement or are exempt from the 510(k) requirement. The 510(k) review process compares a new device to a legally marketed device. Through the 510(k) process, FDA determines whether a new medical device is “substantially equivalent” to a legally marketed device (i.e., predicate device) that is not subject to PMA requirements. “Substantial equivalence” means that the proposed device has the same intended use as the predicate device, and the same or similar technological characteristics, or if there are differences in technological characteristics, the differences do not raise different questions of safety and effectiveness as compared to the predicate, and the information submitted in the 510(k) demonstrates that the proposed device is as safe and effective as the predicate device.
To obtain 510(k) clearance, we must submit a 510(k) application containing sufficient information and data to demonstrate that our proposed device is substantially equivalent to a legally marketed predicate device. These data generally include non-clinical performance testing (e.g., software validation, animal testing electrical safety testing), but may also include clinical data. Typically, it takes three to twelve months for FDA to complete its review of a 510(k) submission; however, it can take significantly longer and clearance is never assured. During its review of a 510(k), FDA may request additional information, including clinical data, which may significantly prolong the review process. After completing its review of a 510(k), FDA may issue an order, in the form of a letter, that finds the device to be either (1) substantially equivalent and states that the device can be marketed in the United States, or (2) not substantially equivalent and states that device cannot be marketed in the United States. Depending upon the reasons for the not substantially equivalent finding, the device may need to be approved through the PMA pathway (discussed below) prior to commercialization. We have received FDA clearances for our Fuse® system for diagnostic visualization of the upper and lower digestive tract. The Fuse® system is also cleared to provide access for therapeutic interventions using standard endoscopy tools.
After a device receives 510(k) clearance, any modification that could significantly affect the safety or effectiveness of the device, or that would constitute a major change in its intended use, including significant modifications to any of our products, requires submission and clearance of a new 510(k). FDA relies on each manufacturer to make and document this determination initially, but FDA can review any such decision and can disagree with a manufacturer’s determination. We have made and plan to continue to make minor product enhancements that we believe do not require new 510(k) clearances. If FDA disagrees with our determination regarding whether a new 510(k) clearance was required for these modifications, we may need to cease marketing and/or recall the modified device. FDA may also subject us to other enforcement actions, including, but not limited to, issuing a warning letter or untitled letter to us, seizing our products, imposing civil penalties, or initiating criminal prosecution.

Premarket approval pathway
We currently do not market any devices that are subject to PMA requirements. Unlike the comparative standard of the 510(k) pathway, the PMA approval process requires an independent demonstration of the safety and effectiveness of a device. PMA is the most stringent type of device marketing application required by FDA. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to ensure that the device is safe and effective for its intended use(s). A PMA application generally includes extensive information about the device including the results of clinical testing conducted on the device and a detailed description of the manufacturing process.
After a PMA application is accepted for review, FDA begins an in-depth review of the submitted information. FDA regulations provide 180 days to review the PMA and make a determination; however, in reality, the review time is normally longer (e.g., 1-3 years). During this review period, FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside FDA may be convened to review and evaluate the data supporting the application and provide recommendations to FDA as to whether the data provide a reasonable assurance that the device is safe and effective for its intended use. In addition, FDA generally will conduct a preapproval inspection of the manufacturing facility to ensure compliance with QSR, which imposes comprehensive development, testing, control, documentation and other quality assurance requirements for the design and manufacturing of a medical device.
Based on its review, FDA may (1) issue an order approving the PMA, (2) issue a letter stating the PMA is “approvable” (e.g., minor additional information is needed), (3) issue a letter stating the PMA is “not approvable,” or (4) issue an order denying PMA. A company may not market a device subject to PMA review until FDA issues an order approving the PMA. As part of a PMA approval, FDA may impose post-approval conditions intended to ensure the continued safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and requiring the collection of additional clinical data. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including withdrawal of the approval.
Most modifications to a PMA approved device, including changes to the design, labeling, or manufacturing process, require prior approval before being implemented. Prior approval is obtained through submission of a PMA supplement. The type of information required to support a PMA supplement and FDA’s time for review of a PMA supplement vary depending on the nature of the modification.
Clinical trials
Clinical trials of medical devices in the United States are governed by FDA’s Investigational Device Exemption, or IDE, regulation. This regulation places significant responsibility on the sponsor of the clinical study including, but not limited to, choosing qualified investigators, monitoring the trial, submitting required reports, maintaining required records, and assuring investigators obtain informed consent, comply with the study protocol, control the disposition of the investigational device, submit required reports, etc.
Clinical trials of significant risk devices (e.g., implants, devices used in supporting or sustaining human life, devices of substantial importance in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health) require FDA and Institutional Review Board, or IRB, approval prior to starting the trial. FDA approval is obtained through submission of an IDE application. Clinical trials of non-significant risk, or NSR, devices (i.e. devices that do not meet the regulatory definition of a significant risk device) only require IRB approval before starting. The clinical trial sponsor is responsible for making the initial determination of whether a clinical study is significant risk or NSR; however, a reviewing IRB and/or FDA may review this decision and disagree with the determination.
An IDE application must be supported by appropriate data, such as performance data, animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the clinical study protocol is scientifically sound. There is no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk.
As noted above, FDA may require a company to collect clinical data on a device in the postmarket setting.
The collection of such data may be required as a condition of PMA approval. FDA also has the authority to order, via a letter, a postmarket surveillance study for certain devices at any time after they have been cleared or approved. We expect to launch clinical trials subject to the IDE regulations for future devices. Also, our devices are not currently subject to any required postmarket surveillance studies.

Pervasive and continuing FDA regulation
After a device is placed on the market, regardless of its classification or premarket pathway, numerous additional FDA requirements generally apply. These include, but are not limited to:

•	Establishment registration and device listing requirements;

•	QSR, which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices;

•
Labeling requirements, which mandate the inclusion of certain content in device labels and labeling, and generally require the label and package of medical devices to include a unique device identifier, or UDI, and which also prohibit the promotion of products for uncleared or unapproved, i.e., “off-label,” uses;

•
Medical Device Reporting, or MDR, regulation, which requires that manufacturers and importers report to FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•
Reports of Corrections and Removals regulation, which requires that manufacturers and importers report to FDA recalls (i.e., corrections or removals) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; manufacturers and importers must keep records of recalls that they determine to be not reportable.

FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include, but is not limited to, the following sanctions:

•	Untitled letters or warning letters;

•	Fines, injunctions and civil penalties;

•	Recall or seizure of our products;

•	Operating restrictions, partial suspension or total shutdown of production;

•	Refusing our request for 510(k) clearance or premarket approval of new products;

•	Withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	Criminal prosecution.
We are subject to unannounced device inspections by FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers’ facilities.
International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area, or EU/EEA, requires a CE conformity mark in order to market medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval, although others, such as Brazil, Canada and Japan require separate regulatory filings.

In the EU and the EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directive. Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EU and EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited at the European Commission to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification we can draw up a CE Declaration of Conformity which allows us to affix the CE Mark to our products.
Further, the advertising and promotion of our products in the EU and the EEA is subject to the laws of individual EU and EEA Member States implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EU and EEA Member State laws governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Sales and marketing commercial compliance
The Federal Anti-Kickback Statute and regulations prohibit, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration (in cash or in kind, directly or indirectly, overtly or covertly) to other individuals or entities in exchange for, or to induce either the referral of an individual, or the purchase, lease, order, or arrangement for or recommendation of the purchase, lease or order of, any good or service paid for in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. Possible sanctions for violation of the Federal Anti-Kickback Statute include monetary fines, civil and criminal penalties (including possible incarceration of individuals), exclusion from participation in federal healthcare programs, and forfeiture of amounts collected in violation of such prohibitions.
In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. A violation of the Federal Anti-Kickback Statute is also an automatic violation of the federal false claims laws. Sanctions for violations of the federal false claims laws include forfeiture of all amounts collected in violation of such prohibitions and fines up to three times the amounts collected.
Further, FDCA violations, including off-label promotion (see “Item 1. Business-Government Regulation-Pervasive and Continuing FDA Regulation”) also has been pursued as a violation of the federal false claims laws. Pursuant to FDA regulations under the FDCA, we can only market our products for FDA cleared or approved uses.
Although physicians and other licensed health care professionals are permitted to use medical devices for indications other than those cleared or approved by FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses.
Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil and criminal penalties.
To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry, including the specific sectors in which we operate. In March 2016, DOJ announced a settlement with Olympus, one of our largest competitors and a manufacturer of endoscopes and related devices. The $623.2 million settlement related to criminal and civil charges associated with violations by Olympus of the Federal Anti-Kickback Statute and is the largest amount paid in U.S. history by a medical device company for violations thereunder. Additionally, as part of their settlement with DOJ, Olympus must implement new internal controls and training programs to supplement existing compliance efforts. As evidenced by Olympus’s settlement with DOJ, dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, in addition to monetary fines and penalties, the company also may be required to agree to additional compliance and reporting requirements in order to avoid prosecution or exclusion, including agreeing to obligations under a consent decree or corporate integrity agreement.

The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the Foreign Corrupt Practices Act, or FCPA. The FCPA’s anti-bribery provisions make it illegal to corruptly offer or give anything of value, directly or indirectly, in cash or in kind, to foreign officials to obtain or retain business by: influencing a foreign official; inducing an official to do or omit an act in violation of his lawful duties; or securing any improper advantage. The FCPA broadly defines “foreign official” to include officers and employees of a foreign government, department, agency, instrumentality thereof, or public international organization and persons acting in an official capacity for or on behalf such entities. The FCPA expressly applies to conduct by third-party representatives acting on a company’s behalf. FCPA violations are subject to both civil fines and criminal penalties, including the possibility of imprisonment for individuals.
Whenever a governmental authority concludes that we are not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees and can recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of devices we distribute.
Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts, Nevada, and Vermont, mandate implementation of corporate compliance programs, along with, in some cases, the tracking and reporting of gifts, compensation and other remuneration to physicians and other health care providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, also imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to physicians or teaching hospitals. Device manufacturers are also required to report and disclose any ownership or investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements, as well as the potential that violations of the Federal Anti-Kickback Statute or the false claims acts could be identified.
Healthcare fraud and abuse
Healthcare fraud and abuse laws apply to our business because our customers submit claims for reimbursement for procedures involving the use of our products to Medicare, Medicaid and most other federally-funded healthcare programs. The Federal Anti-Kickback Statute prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians, hospitals, or others with an ability to influence medical purchasing or decision-making, to induce them to purchase, lease, use, or recommend or arrange for the purchase, lease or use of, certain tissue products or medical devices reimbursable by federal healthcare programs, including Medicare and Medicaid. The Federal Anti-Kickback Statute is subject to evolving interpretations. Courts have broadly construed the Federal Anti-Kickback Statute to include virtually anything of value given to an individual or entity if even one purpose of the remuneration is to influence the recipient’s reason or judgment relating to the referral, use, purchase or lease of an item or service that may be reimbursed under a federal healthcare program. For example, the federal government has enforced the Federal Anti-Kickback Statute to reach large settlements with healthcare companies based on allegations of sham consultant arrangements with physicians.
Many states also have anti-kickback or similar anti-bribery laws which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, the ACA, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and other criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of products to beneficiaries covered by federal healthcare programs, including Medicare and Medicaid.

While only a small percentage of our sales are related to physician owners or facilities at which they perform services, even the opportunity for a physician to earn a profit, including through an investment in an entity for which he or she generates business, including the company, could constitute illegal remuneration under the Federal Anti-Kickback Statute. Federal authorities have particularly raised concerns about health care companies with ownership interests held by physicians who may purchase or use the company’s products to the extent that such ownership arrangements “exhibit questionable features” such as (1) selecting investors because they are in a position to generate substantial business for the company, (2) requiring investors who cease to be in a position to generate business for the company to divest their ownership interests, and/or (3) distributing extraordinary returns on investment to physician owners compared to the level of risk involved in their investment. If a governmental authority were to conclude that the investments by certain physicians in the company demonstrated any indicia of these types of questionable features, we could be subjected to scrutiny under the Federal Anti-Kickback Statute and such authority could conclude that we are not in compliance with the Federal Anti-Kickback Statute regulations as a result of our ownership structure. While we do have a limited number of investors who are physicians who could potentially be in a position to generate sales of our products, sales to physician investors in the company and/or to institutions with which they are affiliated are not material source of revenue for us.
In addition to the Federal Anti-Kickback Statute, the federal physician self-referral statute, commonly known as the Stark Law, prohibits physicians (and their family members) who have a financial relationship with an entity, including an investment, ownership or compensation relationship, from referring Medicare patients for designated health services, which include the clinical pathology services furnished by the company, unless an exception applies. Similarly, entities may not bill Medicare for services furnished pursuant to a prohibited referral. In addition, a number of courts have allowed Stark Law enforcement actions to be brought with respect to Medicaid services. Many states have their own self-referral laws as well, which in some cases apply to all third-party payors, not just Medicare and Medicaid. If a governmental authority were to conclude that we are not in compliance with the Stark Law or state self-referral laws and regulations, our pathology laboratory business could be subject to severe financial consequences, including the obligation to refund amounts billed to third-party payors in violation of such laws, civil penalties and potentially also exclusion from participation in government healthcare programs like Medicare and Medicaid. The Stark Law often is enforced through lawsuits brought under the Federal False Claims Act, violations of which trigger significant monetary penalties and treble damages.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the government itself, or as a whistleblower action by a private individual in the name of the government. Violations of the False Claims Act can result in forfeiture of all amounts collected in violation of such prohibitions and very significant civil monetary penalties including fines of up to three times the amounts originally collected. The federal government is using the False Claims Act, and the accompanying threat of significant liability as well as of potential exclusions from federal healthcare programs, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
Health information privacy
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform services for them that involve individually identifiable health information. The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by covered entities and their business associates, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. We maintain protected health information of patients through our clinical pathology services and potentially through the use of our Fuse® system and, accordingly, are subject to regulation under HIPAA.

We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we may be required to comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. If we do not comply with existing or new laws and regulations related to protecting the privacy and security of health information, we could be subject to monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, we could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. If we were to experience a breach of protected health information, we could be subject to significant adverse publicity in addition to possible enforcement sanctions and civil damages lawsuits. Finally, we may be required to incur additional costs related to ongoing HIPAA compliance as may be necessary to address evolving interpretations and enforcement of HIPAA and other health information privacy and security laws, the enactment of new laws or regulations, emerging cybersecurity threats and other factors.
Employees
As of December 31, 2015, we had 501 employees, 128 of whom were primarily engaged in sales and marketing, 190 of whom were primarily engaged in manufacturing, 36 of whom are engaged in pathology, 37 of whom were primarily engaged in product development and research, 46 of whom were engaged in scope repair and 64 of whom were primarily engaged in providing general and administrative support. A majority of these employees are located in the United States, however many are also concentrated outside the United States, primarily in Israel and Germany. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Seasonality and quarterly fluctuations
Our business is seasonal in nature. We have experienced and expect to continue to experience variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. Demand and timing for GI endoscopy procedures may be impacted by provider budgetary cycles and by the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, sales cycles for medical capital equipment such as our Fuse® system are longer than other products, which may result in revenue variations caused by the timing of the receipt of customer orders or the shipment of our systems. In the third quarter, the number of GI endoscopy procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of GI specialists and their patients. Other factors that may cause variability in our results include: the number and mix of products sold in the quarter, the demand for, and pricing of, our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; increased competition; the timing of the receipt of customer orders; changes in average selling prices; the availability and cost of components and materials; number of selling days; and fluctuations in foreign currency exchange rates.
Item 1A. Risk Factors
Risks related to our business and industry
We must demonstrate to GI specialists the merits of our Fuse® system, which has only been commercially available since December 2013, compared to standard, forward-viewing endoscopes sold by our competitors, which have been available for over 20 years.
Standard, forward-viewing endoscopes have been available for over 20 years, while we only began commercializing our Fuse® system in December 2013. To date, we have sold relatively few units and have a small installed base of systems. Because we have a limited commercial track record compared to our competitors and our Fuse® system has been in use for less than three years, GI specialists may be slower to adopt or recommend our Fuse® system to other GI specialists.

Our success depends in large part on our ability to increase sales of our Fuse® system. GI specialists play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. In order to increase sales of our Fuse® system, we must effectively educate GI specialists about our Fuse® system and successfully demonstrate to GI specialists the merits of our Fuse® system for use in performing GI endoscopy as well as its advantages over standard endoscopes. Acceptance of our Fuse® system depends on educating GI specialists as to the quality, diagnostic benefits, ease of use and cost-effectiveness of our Fuse® system. Of our over 2,500 GI department customers, only two percent have purchased Fuse® systems, and only approximately 50% of our sales territories have installed Fuse® systems in those territories to show prospective customers. There can be no assurance that the Fuse® system will gain widespread adoption or that we will be successful in our efforts to commercialize our Fuse® system. If we are not successful in convincing GI specialists of the merits of our Fuse® system, they may not use our Fuse® system or recommend it to other GI specialists and we may be unable to increase our sales, sustain our growth or achieve profitability.
If a GI specialist experiences difficulties during a demonstration of our Fuse® system or during initial procedures using our Fuse® system, that GI department may be less likely to buy our system or to recommend it to other GI specialists. It is critical to the success of our commercialization efforts to educate GI specialists on the clinical benefits and the proper use of our Fuse® system and to provide them with adequate product support during product demonstrations and the initial clinical procedures. It is important for our growth that these GI specialists advocate the benefits of our Fuse® system in the broader GI marketplace. If GI specialists do not use our Fuse® system effectively, it could result in an unsatisfactory experience for the GI specialist or negative publicity, either of which could have a material adverse effect on our business, results of operations and financial condition.
Furthermore, we believe GI specialists may not widely adopt our Fuse® system unless they determine, based on their personal experience, recommendations from other GI specialists, available clinical data and published peer-reviewed journal articles, that our Fuse® system is an attractive alternative to our competitors’ products. GI specialists may be hesitant to select our Fuse® system for new installations or change to our Fuse® system for the following reasons, among others:

•	long-standing relationships with competitors and distributors that sell other products and their competitive response and negative selling efforts;

•
our lack of an established track record with Fuse®, concerns that we are relatively new to the business of designing and manufacturing endoscopy systems, concerns about our ability to service the Fuse® system over many years, and concerns that our competitors have greater financial and other resources than our company;

•	perceived liability risk generally associated with the use of new products and procedures;

•	lack or perceived lack of sufficient clinical evidence supporting clinical benefits;

•	reluctance to change to or use new products;

•	perception that our products are unproven or experimental, or perceived differences in product performance, reliability, features and ease of use characteristics versus our competitors’ products; and

•	the learning curve and time commitment that may be required to gain familiarity with a new system.
In addition, we believe adoption and support of our products by influential GI specialists are essential for market acceptance and adoption. If we do not receive support from these GI specialists in spreading information and generating positive perceptions about clinical performance, or additional clinical data does not show the benefits of using our products, GI specialists may not use our products. In such circumstances, we may be unable to increase our sales, sustain our growth or achieve profitability.
We only recently began commercializing our Fuse® system, and we may never generate significant revenue from our Fuse® system.
We have a limited history of commercializing our Fuse® system. We may be unable to generate significant revenue from our Fuse® system or future products for a number of reasons, including:

•
responses of our competitors, such as Olympus, Fujifilm, Pentax and Karl Storz, which are well established companies with strong customer loyalty, established relationships with GI specialists, hospitals and ambulatory surgical centers, and greater capital, marketing and other resources than our company;

•	limitations on our ability to demonstrate differentiation and advantages of our Fuse® system or future products and the relative safety, efficacy, ease of use of our Fuse® system or future products;

•	the limited size of our global sales force and the learning curve required for new sales and marketing representatives to become effective in selling and marketing our Fuse® system;

•	our inability to manufacture a sufficient quantity of our Fuse® systems;

•	our inability to obtain sufficient and on-time supply of the components for our Fuse® system or secure second source suppliers if our main suppliers are unable to fulfill our orders;

•	our inability to maintain manufacturers’ certifications or approvals for cleaning and disinfecting of the Fuse® system for major brands of washing machines used by GI departments globally;

•	our inability to make timely improvements to our Fuse® system in response to GI specialist feedback or our competitors’ products;

•	insufficient financial or other resources to support our commercialization efforts;

•
the installed bases of our competitors’ endoscopy equipment may be subject to long-term lease agreements which can include penalties for early termination, staggered lease termination dates for different parts of the endoscopy systems and automatic renewal clauses, all of which deter and defer the purchase of new equipment.

•	our competitors have been in the market for many years and have well established residual values for their used endoscopy systems which may enable them to provide more favorable leasing terms, and

•	the introduction and market acceptance of new, more effective or less expensive competing products and technologies.
Moreover, many hospital customers, through the contracting process, limit the number of manufacturers that may sell to their institution. Because some of our competitors may offer broader lines of products outside of GI products and services, including lines of products in cardiology, radiology, urology, pulmonology, or other medical specialties, or may be better known, hospitals may choose to contract with our competitors regardless of the differentiating attributes of our products or GI specialist preference for our products. Some of our larger competitors offering products beyond just GI products and services may be better positioned to offer product bundles across multiple product lines with pricing discounts at higher levels. In addition, our competitors may actively position their product portfolios against our product portfolio during the hospital contracting process.
Furthermore, the specifications of any contracting process may be written so as to exclude our products from consideration. Limitations on the number of hospitals to which we can sell our products may significantly restrict our ability to grow and could adversely impact our business, results of operations and financial condition.
While initial clinical studies have shown positive results of our Fuse® system versus standard colonoscopes, subsequent clinical studies may not be consistent with existing findings.
Our success depends on the medical community’s acceptance of our products as tools that are useful to GI specialists in diagnosing and treating patients. Current clinical studies, such as the Lancet Study, have demonstrated that our Fuse® system produces lower pre-cancerous polyp miss rates as compared to standard, forward-viewing colonoscopes.
We have commissioned additional clinical studies designed to compare the performance of our Fuse® system with standard endoscopes. Our competitors, academics, physicians or healthcare organizations may commission similar studies in the future. These studies could yield significantly different results than the clinical studies that have previously been completed. If future studies comparing our Fuse® system to standard endoscopes show higher pre-cancerous polyp and polyp miss rates, or other results that are not as favorable as the findings in the Lancet Study or other prior clinical studies, the adoption of our Fuse® system by GI specialists could be impeded, which could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to compete effectively in selling our GI products and services.
Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. We face different competitors in our product and service lines, as categorized below.

•
Imaging systems. In the imaging market, our significant competitors include flexible endoscope manufacturers, such as Olympus, Fujifilm and Pentax, which together represent a significant portion of the GI endoscopy market. In particular, each of these significant competitors have products that directly compete with our Fuse® system, including EVIS EXERA III from Olympus, EXPX-2500 from Fujifilm and Pentax’s RetroView Colonoscope. There is also the potential for new entrants to the market, particularly those based in China, as manufacturing capabilities grow.

•
Therapeutic devices. In the device market, our significant competitors include Boston Scientific, Cook Medical, Olympus, Medivators/Cantel and Steris/US Endoscopy, all of which sell GI endoscopy devices. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may compete directly with our GI products.

•
Infection control products. In the infection control market, our significant competitors include Medivators/Cantel, Ruhof, Medline, Cardinal Health and Steris/US Endoscopy, all of which sell infection control products that directly compete with our product offerings, including procedure kits, personal protection products, enzymatics and high-level disinfectants.

•
Diagnostics. The diagnostics market, including pathology services, is highly fragmented. Our primary competitors include GI groups with in-office pathology labs, independent pathology labs, hospital-based pathology labs, and large diagnostic companies, including LabCorp and Quest Diagnostics.

At any time, these or other GI market participants may develop alternative products or services that compete directly or indirectly with our products and services. They may also develop and patent products or processes earlier than we can or obtain regulatory clearance, approvals or CE Certificates of Conformity for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar products or processes. If clinical outcomes of procedures performed with our competitors’ products are, or are perceived to be, superior to procedures performed with our products, sales of our products could be negatively affected and our business, results of operations and financial condition could suffer.
Many of our current and potential competitors are publicly traded, or are divisions of publicly-traded, major medical device or technology companies that enjoy several competitive advantages. We face a challenge overcoming the long-standing preferences of some GI specialists for using the products of our larger, more established competitors. GI specialists who have completed many successful procedures using the products made by these competitors may be reluctant to try new products from a source with which they are less familiar. If these GI specialists do not try and subsequently adopt our products and services, then our revenue growth will slow or decline. In addition, many of our competitors enjoy other advantages such as:

•	greater financial resources enabling them to market and discount aggressively;

•	large and established sales, marketing and worldwide distribution networks which have greater reach in both domestic and international markets;

•	significantly greater brand recognition;

•	established business and financial relationships with many more GI specialists, referring physicians, hospitals and medical schools;

•	greater existing market share in the GI endoscopy product market;

•	greater resources devoted to research and development of competing products and greater capacity to allocate additional resources;

•	greater experience in obtaining and maintaining regulatory clearances, approvals or CE Certificates of Conformity for new products and product enhancements;

•	significantly larger installed bases of equipment, with many systems being subject to non-cancellable long-term lease contracts and service agreements and various customer loyalty programs; and

•	more expansive patent portfolios and other intellectual property rights.
Further, product pricing can be a significant factor in purchasing decisions. The development of cheaper technologies or the lowering of prices by our competitors could cause GI departments to choose products other than ours. Even if we are able to maintain our relative pricing, competition among a large number of well-established companies could cause overall price erosion in the marketplace, which could have a material effect on our business, results of operations and financial condition.
The market for GI endoscopy products is becoming increasingly crowded with new participants. Many of these new competitors specialize in a specific product or focus on a particular market segment, making it more difficult for us to increase our overall market position. The frequent introduction by competitors of products that are, or claim to be, superior to our products or that are alternatives to our existing or planned products may also create market confusion making it difficult to differentiate the benefits of our products over competing products. In addition, the entry of multiple new products and competitors may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the market for GI endoscopy products generally.
If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
As of December 31, 2015, our direct sales and marketing organizations consisted of 128 employees and covered 55 sales territories in the United States. Our future success will be directly dependent upon the sales and marketing efforts of our employees. If our sales representatives fail to adequately promote, market and sell our products, our sales may suffer.

In order to generate our anticipated sales, we will need to expand the size and geographic scope of our direct sales organization. There is significant competition for qualified and experienced sales personnel. Once hired, the training process is lengthy because it requires significant education of new sales representatives to achieve the level of clinical competency with our products expected by GI specialists. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels in the time period we expect them to reach, our revenue will not grow at the rate we expect and our business, results of operations and financial condition will suffer. Also, to the extent we hire sales personnel from our competitors, we may be required to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. In addition, we have been in the past, and may be in the future, subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our ability to increase sales of our products. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition.
In addition, we are in the process of transitioning our sales force from selling less expensive single use products to nurses and procedure room supervisors to also selling more complex capital equipment (such as our Fuse® system) to GI specialists and senior administrators. There are significant differences in these processes, such as a longer sales cycle, the evaluation of possible financing options, and more requirements for approvals in the purchasing decisions for more expensive capital equipment. If we are unable to increase the effectiveness of our sales force, our business, results of operations and financial condition may be adversely affected.
If alternative diagnostic methods or technologies for GI disease screening gain greater market acceptance, our business, results of operations and financial condition may be negatively impacted.
Some western European countries have introduced into their screening programs a preliminary step before colonoscopy. In these countries, the patient is first asked to perform a non-invasive “at home” stool test referred to as either a fecal occult blood test, or FOBT, or fecal immunochemical test, or FIT. A physician interprets the results and if the results of this test are positive, the patient is instructed to proceed to a colonoscopy. In the United States, FOBT and FIT are sometimes used as adjuncts to colonoscopy, but insurance companies generally do not require their use prior to screening colonoscopy. FDA recently approved a non-invasive, DNA-based stool test for use in the United States as an alternative option to screen for colorectal cancer. The newly approved test requires less preparation by the patient and detects hemoglobin, a protein molecule that is a component of blood as well as certain mutations associated with colorectal cancer in the DNA of cells shed by advanced pre-cancerous polyps, as stool moves through the large intestine and rectum.
Other competitors have introduced pill camera technologies as another alternative method of screening the GI tract for lesions. The patient swallows a pill that houses a battery, light and lenses, which travels through the GI tract while wirelessly transmitting images to a specialist. The patient must limit physical activity during the approximate 10 hours that it takes the pill to travel through the GI tract. The specialist reviews the transmitted images and if any colon abnormalities are detected, the patient is instructed to proceed to a colonoscopy.
Another alternative procedure to screen for pre-cancerous polyps is the use of diagnostic imaging, including computed tomography, or CT, or magnetic resonance imaging, or MRI. In these cases, a specialist takes a scan of the patient’s GI tract and analyzes the results for the presence of any colon abnormalities. If any colon abnormalities are detected, the patient is instructed to proceed to a colonoscopy.
In addition, some companies are exploring new technologies that would enable more convenient or cost-effective diagnostic testing that would compete with our clinical pathology services. In the future, these competitors may offer testing that can be performed outside of a commercial clinical laboratory, such as point-of-care testing that can be performed by physicians in their offices.
If any of these or other alternative diagnostic methods are adopted by a greater number of GI specialists and GI departments, the number of screening colonoscopies or demand for our clinical pathology services could decline, and our business, results of operations and financial condition may be negatively impacted.

We have incurred losses in the past and may not be able to achieve or sustain profitability in the future.
We have historically incurred significant losses. We incurred net losses of $(23.9) million, $(53.6) million, and $(59.4) million in the years ended December 31, 2013, 2014 and 2015, respectively. As a result of such losses, we had an accumulated deficit of $ (156.5) million at December 31, 2015. We expect to continue to incur significant, and in certain instances increased, expenses for product development, manufacturing scale-up, sales and marketing and other expenses as we commercialize our Fuse® system. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company as well as stock compensation expense. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact our ability to access additional financing on acceptable terms.
Our actual financial results may vary significantly from financial forecasts.
Our limited operating history and commercial experience and the recent launch of our Fuse® system make it difficult for us to predict future performance. As we gain additional commercial experience with respect to our business and continue marketing our Fuse® system, a number of factors over which we have limited control or visibility may contribute to fluctuations in our financial results. We are subject to seasonal variations in revenue and gross profit. In addition, our results can be impacted by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. Demand and timing for GI endoscopy purchases and procedures may also be impacted by provider budgetary cycles and by the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, sale cycles for medical capital equipment such as our Fuse® system are longer than other products, which may result in revenue variations caused by the timing of the receipt of customer orders or the shipment of our systems. In the third quarter, the number of GI endoscopy procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of GI specialists and their patients. Other factors that may impact our results include:

•	GI specialist adoption of our products;

•	pricing pressure resulting from actions by our competitors, payors or others;

•	the hiring, retention and continued productivity of our sales representatives;

•	our ability to expand the geographic reach of our sales and marketing efforts;

•	results of clinical studies and trials on our or our competitors’ existing products and products in development;

•	our ability to predict manufacturing and delivery needs;

•	delays in approval or receipt of anticipated purchase orders from customers or distributors;

•	the ability of our customers or distributors to obtain financing for purchases of our Fuse® system;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	unexpected delays in regulatory approvals necessary to launch new products;

•	delays in, or failure of, component and product deliveries by our suppliers and manufacturers; and

•	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.
In the event our actual revenue and results of operations do not meet our expectations for a particular period, the market price of our common stock may decline substantially.

Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
Healthcare costs have risen significantly over the past decade, which has driven numerous cost reform initiatives by legislators, regulators and third-party payors. Private insurer payment rates vary based on contractual agreements between the providers and the insurance companies. Cost containment initiatives have elicited a consolidation trend in the healthcare industry to aggregate purchasing power, which may create requests for pricing concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions and reduce the number of approved vendors for hospitals and ASCs. GI specialists are increasingly consolidating their practices or joining hospital groups, which could also impact purchasing decisions and reduce the number of existing and potential customers. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products or limit our access to certain healthcare providers and may adversely impact our business, results of operations and financial condition.
If coverage, reimbursement and pricing from third-party payors for procedures using our products significantly decline, GI departments in hospitals, ASCs and other healthcare providers may be reluctant to purchase, or may delay purchase, of our products, or may be willing to pay less for our products, which would negatively impact our business, results of operations and financial condition.
Our imaging and single-use product customers, which include GI departments in hospitals, ASCs and other healthcare providers, directly bill third-party payors for reimbursement for GI endoscopy procedures that they provide to patients using our products. As a manufacturer of imaging and single-use products, we do not control the billing practices of our customers.
Coverage for colonoscopy procedures provided by our imaging and single-use product customers is generally well-established among third-party payors. For example, the Medicare program has covered colorectal cancer screening tests (including screening colonoscopies) since 1998, as required by Section 4104 of the Balanced Budget Act of 1997. Currently, Medicare covers screening colonoscopy procedures once every 24 months for beneficiaries who are at high risk for colorectal cancer, once every 120 months for beneficiaries who are at average risk for colorectal cancer, and 48 months after a previous flexible sigmoidoscopy. Medicare does not impose cost-sharing requirements on beneficiaries for screening colonoscopies, unless the procedure results in the biopsy or removal of a polyp or growth during the same visit, in which case the procedure is considered diagnostic and a copay or coinsurance may be required. Also, Section 1001 of the ACA requires “non-grandfathered” group health plans (new plans sold or renewed on or after September 23, 2010) to cover certain preventative services, including screening colonoscopies, without cost-sharing requirements.
Our customers’ access to adequate coverage and reimbursement by government and third-party payors for the procedures performed using our products is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if government and third-party payors deny coverage or reduce their current levels of reimbursement for the procedures in which our products are used. Changes in the amount such payors are willing to reimburse our customers for procedures using our products could create pricing pressure for us. If competitive forces drive down the prices we are able to charge for our products, our gross margins will shrink, which will adversely affect our ability to invest in and grow our business.
To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and existing technologies by requiring extensive evidence of favorable clinical outcomes and cost effectiveness. Other cost-control methods include prospective payment systems, bundled payment models, capitated arrangements, group purchasing, benefit redesign and pre-authorization processes. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for medical devices.
GI departments in hospitals, ASCs and other healthcare providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that may include the use of our products. If we are not successful in reversing existing non-coverage policies, if other third-party payors issue similar policies or if our customers are not able to be reimbursed at cost-effective levels, this could have a material adverse effect on our business, results of operations and financial condition.

In addition, some healthcare providers in the United States have adopted or are considering a managed care system in which providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare payors may attempt to control costs by limiting access to GI procedures. Additionally, federal healthcare reform, changes in reimbursement policies or healthcare cost containment initiatives may limit or restrict coverage and reimbursement for procedures using our products and cause our revenue to decline.
Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for GI procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods and longer wait times for procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline.
Government and third-party payors, such as Medicare and Medicaid, have taken steps to control the utilization and reimbursement of clinical pathology services.
We face efforts by government and third-party payors to reduce utilization and reimbursement of clinical pathology services.
Amounts paid by payors for clinical pathology services are determined by the MPFS. From time to time, Congress has legislated reductions in, or has frozen updates to, the MPFS. In addition, CMS, has adopted policies reducing reimbursement rates for clinical pathology services that we perform. For example, in 2013, CMS reduced the “technical component” of the payment for the clinical pathology services we perform by about 52%, and decreased overall Medicare payment for the service by 33%. CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. If we do not adequately implement the new coding set, our clinical pathology business could be adversely impacted. In addition, if as a result of the new coding set, GI departments fail to provide appropriate codes for desired tests, we may not be reimbursed for such tests. We also provide anatomic pathology services which are reimbursed by Medicare under a physician fee schedule and are subject to adjustment on an annual basis. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures. Recently adopted federal healthcare reform legislation includes further provisions that are designed to control utilization and payment levels.
From time to time, the federal government has considered whether competitive bidding can be used to provide clinical pathology services for Medicare beneficiaries at lower rates while maintaining quality and access to care. If competitive bidding is implemented on a regional or national basis for clinical pathology services, it could materially adversely affect us. Congress periodically considers cost-saving initiatives as part of its deficit reduction discussions. These initiatives have included coinsurance for clinical laboratory services, co-payments for clinical laboratory testing and further laboratory fee schedule reductions. If any of these initiatives is implemented, it could materially affect our business, results of operations and financial condition.
Further, federal healthcare programs have continued to increase the levels of auditing of claims and payments for clinical pathology services. These audits are designed to reduce utilization and control costs and can result in denied claims for payment, recoupments of paid claims and, in some cases, allegations of the submission of false claims for payment. Increasing audit levels increase our costs for providing clinical pathology services and can materially decrease our overall reimbursement.
We also face efforts by non-governmental third-party payors, including health plans, to reduce utilization and reimbursement for clinical pathology services. For example, in light of the ACA there is increased market activity regarding alternative payment models, including a model under which pathology services would be included as part of a bundled payment.
The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical pathology providers. These health plans, and independent physician associations, may demand that clinical pathology providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some health plans have been willing to limit the preferred provider organization or point of service laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. Some health plans also are considering steps such as requiring preauthorization of testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among health plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. Recently adopted federal healthcare reform legislation includes provisions, including ones regarding the creation of healthcare exchanges, that may encourage health insurance plans to increase exclusive contracting.
We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical pathology services. These efforts, including future changes in third-party payor rules, practices and policies, or ceasing to be a contracted provider to a health plan, may have a material adverse effect on our business, results of operations and financial condition.
Failure to timely or accurately bill for our clinical pathology services could have a material adverse effect on our business, results of operations and financial condition.
Billing for clinical pathology services is extremely complex and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as insurance companies, Medicare, Medicaid and patients. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we must continually invest in our billing systems.
Missing or incorrect information on requisitions for our clinical pathology services adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our business, results of operations and financial condition.
If we fail to properly manage our anticipated growth, our business, results of operations and financial condition could suffer.
We have a relatively short history of operating as a commercial company and have been growing rapidly in recent periods. We intend to continue to grow and may experience future periods of rapid growth and expansion, which could place a significant additional strain on our senior management team, our other personnel, information technology systems and operating procedures. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
To achieve our revenue goals, we must successfully increase manufacturing output to meet expected customer demand. In the future, we may experience difficulties with manufacturing yields, quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to achieve profitability.
Future growth will also impose significant added responsibilities on the management of our sales and marketing teams, including the need to identify, recruit, train and integrate additional sales representatives. In addition, rapid and significant growth will place a strain on our executive, administrative and operational infrastructure.
In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our results of operations and financial condition could suffer.
Our future success depends on our ability to develop, receive regulatory clearance or approval for, introduce and commercialize new GI endoscopy products or product enhancements that will be accepted by the market in a timely manner.
In order to serve the needs of our customers, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies. We might not be able to successfully develop, protect as proprietary or obtain timely regulatory approval, clearance or CE Certificates of Conformity to market new products, and our future products may not be accepted by GI departments or the third-party payors who reimburse for many of the procedures performed with our products.

Furthermore, commercializing additional products or enhancing existing products is expensive and time-consuming and could divert management’s attention away from our current GI endoscopy products and harm our business. Even if we are successful in commercializing additional products, the success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate GI caregiver needs and preferences;

•	develop and introduce new products or product enhancements in a timely manner;

•	obtain intellectual property of appropriate scope to adequately protect new products, while avoiding infringement upon or other violation of the intellectual property rights of third parties;

•	conduct clinical studies or collect existing clinical data, when relevant;

•	manufacture and market new or modified products in full compliance with applicable regulatory requirements;

•	provide adequate training to potential users of our new products, if necessary;

•	ensure adequate coverage and reimbursement for any GI procedures performed with our new products;

•	comply fully with FDA and foreign regulations before marketing of new or modified products;

•	develop an effective and regulatory-compliant, dedicated sales and marketing team;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials; and

•
obtain the necessary regulatory clearances, approvals or CE Certificates of Conformity for new products or product enhancements or modifications, including enhancements or modifications to our Fuse® system.

If we do not develop and obtain regulatory clearance, approval or CE Certificates of Conformity for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, we may not be able to increase our revenue and our costs could increase. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology or other innovation. In addition, even if we are able to develop enhancements or new generations of our products successfully, these enhancements or new generations of products may not be patentable, or may not be patentable in sufficient scope to adequately protect the product or provide any competitive advantage. If we are required to obtain a license to intellectual property from third parties in order to develop, produce and otherwise commercialize such products without infringing or otherwise violating such intellectual property, the cost of producing the products may discourage commercialization. These enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
We may not be able to successfully complete any future acquisitions.
We may grow our business through the acquisition of additional products, technologies, services or businesses that we believe have significant commercial potential. Any growth through acquisitions will be dependent upon the continued availability of suitable acquisition candidates at favorable prices and on acceptable terms and conditions. Even if these opportunities are present, we may not be able to successfully identify suitable acquisition candidates. In addition, we may not be able to successfully integrate any acquired companies or achieve the commercial potential or synergies projected for any acquisition. Future acquisitions may also divert management’s attention from other business activities. Other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these acquisition opportunities.
We are dependent upon third-party manufacturers and suppliers, in some cases sole-or single-source suppliers, making us vulnerable to supply shortages and problems, and price fluctuations, which could harm our business, results of operations and financial condition.
We are dependent on third-party suppliers for our products. In particular, we rely on several single-source suppliers that manufacture and assemble certain components of our Fuse® system.

For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis, as needed. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured all of our products and their components ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that products will not be delivered on a timely basis, the possibility of increases in pricing for our products, the possibility of breach by the third party of the manufacturing agreements, the possibility of patent or other intellectual property infringement or misappropriation by the third party, and the possibility of termination or non-renewal of the agreement by the third party.
Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement or other violation of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements.
Our reliance on these third-party suppliers also subjects us to other risks that could adversely affect the quality of our products or our ability to deliver them in a timely manner, and harm our ability to successfully commercialize our products, including:

•
for many of our suppliers, we are not a major customer and these suppliers may therefore give other customers’ needs higher priority than ours and other customers may use fair or unfair negotiation tactics and/or pressures to impede our relationship with the supplier;

•
third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;

•	fluctuations in the demand for our products or our inability to forecast demand accurately may influence the willingness or ability of our suppliers to meet our delivery needs;

•	our suppliers, especially new suppliers, may make errors in manufacturing or may not adhere to quality requirements or standards;

•
if necessary components become obsolete, we may have difficulty locating and qualifying alternative suppliers or may be unable to find new or alternative components or reconfigure our products and manufacturing processes in a timely manner;

•	we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components or changes in foreign exchange rates;

•	fluctuations in orders for components that our suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•	our suppliers may wish to discontinue supplying components or services to us for risk management or product liability reasons;

•	switching components or suppliers may require product redesign and possibly approval or clearance from FDA, regulatory bodies of the EEA, or other foreign regulatory bodies;

•	one or more of our sole-or single-source suppliers may be unwilling or unable to supply components of our products;

•
we or our suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, we or our suppliers may have excess or inadequate inventory of materials and components;

•
the occurrence of a fire, natural disaster, terrorist or military event or other catastrophe impacting one or more of our suppliers may affect their ability to deliver components to us in a timely manner; and

•	our suppliers may encounter financial or other business hardships unrelated to our demand or beyond our control, which could inhibit their ability to fulfill our orders and meet our requirements.
We may not be able to quickly establish additional or alternative suppliers if necessary, in part because we may need to undertake additional activities to establish such suppliers as required by the regulatory approval process. Any interruption or delay in obtaining components from our third-party suppliers, or our inability to obtain components from qualified alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to switch to competing products. Given our reliance on certain single-source suppliers, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available.

There are a limited number of suppliers and third-party manufacturers that operate under FDA’s QSR requirements, maintain certifications from the ISO that are recognized as harmonized standards in the EEA, and that have the necessary expertise and capacity to manufacture components for our products. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs, and our anticipated growth could strain the ability of our current suppliers to deliver products, materials and components to us. If we are unable to arrange for third-party manufacturing of components for our products, or to do so on commercially reasonable terms, we may not be able to complete development of, market and sell our current or new products.
The introduction of new or alternative components for our products may require design changes to our products that are subject to FDA and other regulatory clearances or approvals or new CE Certificates of Conformity. We may also be required to assess any new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products and suffer damage to our reputation.
Our ability to compete effectively and achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of our Fuse® system.
To achieve our operating and strategic goals, we will need to reduce the per unit manufacturing cost of our Fuse® system. This cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume based pricing discounts, improving manufacturing efficiency and reducing waste, increasing sales of our products to leverage manufacturing overhead costs or initiating product redesign efforts to reduce the number and cost of components and improve manufacturability. If we are unable to reduce the per unit cost of our Fuse® system, our ability to competitively price our product, increase sales and achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of our Fuse® system or reduce our manufacturing efficiency may prevent us from achieving our revenue targets or desired reduction in manufacturing costs.
Some of our manufacturing processes are highly complex and potentially vulnerable to disruptions or inefficient implementation of production changes that can significantly increase our costs and delay product shipments to our customers.
Some of our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified or maintained in an effort to improve yields and product performance. Difficulties in the manufacturing process can lower yields, interrupt production, result in losses of products in process and harm our reputation. We may from time to time experience bottlenecks and production difficulties that could lead to delivery delays and quality control problems. Such incidents, if they occur, could increase our costs and delay shipments to our customers.
Furthermore, we have limited experience in establishing, supervising and conducting commercial manufacturing. If we or the third-party manufacturers of our products fail to adequately establish, supervise and conduct all aspects of the manufacturing processes, we may not be able to continue to commercialize our products. While we currently believe we have established sufficient production capacity to supply potential near term demand for our Fuse® system, we will likely need to scale up and increase our manufacturing capabilities in the future. No assurance can be given that we will be able to successfully scale up our manufacturing capabilities or that we will have sufficient financial or technical resources to do so on a timely basis or at all.
Our international operations subject us to regulatory and legal risks and certain operating risks, which could adversely impact our business, results of operations and financial condition.
The sale and shipment of our Fuse® system and other products across international borders, the purchase of components from international sources, and our ownership and use of our manufacturing facilities in Germany and Israel subject us to U.S. and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance.
Other laws and regulations that can significantly impact us include various anti-bribery laws, including the FCPA, as well as export control laws and economic sanctions laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting.

Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	pricing pressure that we may experience internationally;

•	foreign currency exchange rate fluctuations;

•	a shortage of high-quality sales people and distributors;

•
third-party reimbursement policies that may require some of the patients who undergo procedures using our products or who use our services to directly absorb costs or that may necessitate the reduction of the selling prices of our products;

•	competitive disadvantage to competitors who have more established business and customer relationships;

•	difficulties in enforcing intellectual property rights against infringers, either our own intellectual property rights or those of our distributors or third party suppliers;

•	difficulties in defending against allegations of infringement or other intellectual property claims by third-parties against us, our distributors, or any of our third-party suppliers;

•	reduced or varied intellectual property rights available in some countries;

•	economic instability of certain countries;

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•
the occurrence of an FDA inspection that results in adverse findings at our facilities, or the facilities of our vendors or suppliers, and any resulting import detention that prevents products made in such facilities from entering the United States;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	the ability of a foreign government to exclude us from, or limit our ability to compete in, the markets under its jurisdiction through collective tender processes or otherwise;

•	longer payment cycles for products sold to customers outside the U.S.;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•
the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

•	the imposition of new trade restrictions.
If we experience any of these events, our sales in non-U.S. jurisdictions or our ability to manufacture our products in non-U.S. jurisdictions may be harmed and our business, results of operations and financial condition would suffer.

Product quality issues or product defects may harm our business, results of operations and financial condition.
Certain of our medical device products are highly complex and incorporate sophisticated technology, including hardware and software. Software typically contains, particularly in the periods subsequent to the initial launch, bugs that can unexpectedly interfere with the device’s operation. Our product development and quality assurance testing programs may not be adequate to detect all defects, which might impact the reliability of our products, negatively impact customer satisfaction, reduce sales opportunities, harm our marketplace reputation, increase warranty repairs or reduce gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped, including shipments of our Fuse® system. An inability to cure a product defect could result in the financial failure of products, a product recall, temporary or permanent withdrawal of a product from a market, damage to our reputation or our brand, inventory costs or product reengineering, repair and obsolescence expenses, any of which could have a material impact on our business, results of operations and financial condition.
We may face product liability claims that could result in costly litigation and significant liabilities.
Our business exposes us to the risk of product liability claims that are inherent in the design, development, manufacture and marketing of medical devices. This risk exists even if a device or product is cleared or approved for commercial sale by FDA or other foreign regulators and manufactured in facilities registered with and regulated by FDA or an applicable foreign regulatory authority. Any manufacturing or design defects, misuse (including inadequate sterilization) or abuse associated with our products or our product candidates could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits.
In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, health care providers or others coming into contact with our products or product candidates. If we cannot successfully defend ourselves against product liability claims, or if we or our suppliers have inadequate product liability insurance, we may incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our brand or business reputation;

•	costly litigation;

•	distraction of management’s attention from our primary business;

•	loss of revenue;

•	the inability to commercialize our products or, if approved, our product candidates;

•	decreased demand for our products or, if approved, our product candidates;

•	product recall or withdrawal from the market;

•	withdrawal of clinical trial participants; and

•	substantial monetary awards to patients or other claimants.
While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may result in material costs, delay the supply of those products to our customers, and may negatively impact our reputation. We can provide no assurance that we will be successful in initiating appropriate recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Any such recalls and market withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have an adverse effect on our business, results of operations and financial condition.
Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. For example, the U.S. Supreme Court recently declined to hear an appeal of the U.S. Court of Appeals for the Ninth Circuit ruling that the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act did not preempt state laws in a product liability case involving a medical device company. If other courts in the United States adopt similar rulings, we may be subject to increased litigation risk in connection with our products. Product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

Concerns raised by FDA regarding duodenoscope reprocessing and multidrug-resistant bacterial infections may affect our marketing and manufacturing efforts related to our endoscopes and other GI products.
FDA has issued a safety communication that the complex design of a certain type of endoscope, specifically ERCP-type endoscopes (also called duodenoscopes), may impede effective reprocessing. Reprocessing is a detailed, multistep process to clean and disinfect or sterilize reusable devices. The FDA safety communication notes that recent medical publications and adverse event reports associate multidrug-resistant bacterial infections in patients who have undergone procedures with reprocessed duodenoscopes, even when manufacturer reprocessing instructions are followed correctly. In addition, the FDA subsequently issued warning letters to Olympus, Fujifilm and Pentax concerning the manufacture and reprocessing of duodenoscopes.
While we do not currently manufacture or sell duodenoscopes, we may develop and market such products in the future. The occurrences noted in the FDA safety communication and warning letters could affect our marketing efforts for our endoscopes, including our gastroscopes and colonoscopes, or result in regulatory restrictions on all endoscopes that may increase our design and manufacturing costs, or make it more difficult to obtain or may delay required regulatory approvals or clearances for new products or modifications to, or enhancements of, our existing products. Any regulatory restrictions or delays could impact the launch of new products or enhancements, our customer satisfaction and the rate of adoption of Fuse®. The occurrences noted in the FDA safety communication may also present broader issues related to infection control products generally, which we also currently manufacture and market.
Our costs could substantially increase if we experience a significant number of warranty claims.
We provide limited product warranties against manufacturing defects of our endoscopes. Our product warranty requires us to repair defects arising from product design and production processes, and if necessary, replace defective components. The future costs associated with our warranty claims are uncertain due to the relatively recent launch of Fuse®. In the fourth quarter of 2015, we incurred a warranty charge of $1.1 million as a result of our voluntary decision to replace older endoscopes at several customers.
If we experience warranty claims in excess of our expectations, or if our repair and replacement costs associated with warranty claims increase significantly, we will incur liabilities for potential warranty claims that may be greater than we expect. An increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our business, results of operations and financial condition.
We are required to maintain high levels of inventory, which could consume a significant amount of our resources, reduce our cash flow and lead to inventory impairment charges.
As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In order to market and sell our Fuse® system effectively, we must maintain high levels of inventory and demonstration equipment. Our manufacturing processes and sourcing processes require lengthy lead times, during which components of our products may become obsolete due to design changes, and we may over-or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Our dependence on third-party suppliers for our single use products exposes us to greater lead times, increasing our risk of inventory obsolesce comparatively. Furthermore, some of our products have a limited shelf life due to sterilization requirements or degradation, and part or all of a given product or component may expire and its value become impaired. In that instance, we would be required to record an impairment charge. If our estimates of required inventory are too high, we may be exposed to further inventory obsolesce risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our business, results of operations and financial condition due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
We are subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our business, results of operations and financial condition.
We generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which are denominated in Euros and NIS (shekels). As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it may be more difficult to detect underlying trends in our business and results of operations. In addition fluctuations in currency exchange rates could cause our results of operations to differ from our expectations or the expectations of our investors.

In the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our business, results of operations and financial condition.
Our ability to use our net operating losses and tax credits to offset future taxable income and taxes may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss, or NOL, carryforwards and other tax attributes (such as research and development tax credits) to offset future taxable income and taxes. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the NOL carryforwards before they expire. We performed a Section 382 and 383 analysis and determined that we had an ownership change, as defined by Sections 382 and 383 of the Code, which occurred in 2013 in connection with our acquisition of Peer Medical Ltd. and related equity financing. As a result of this ownership change, we determined that $12.7 million of our federal NOL carryforwards, which totaled approximately $124.8 million as of December 31, 2015, may be subject to a potential limitation. Other transactions that may occur in the future, some of which could be outside of our control, may trigger additional ownership changes pursuant to Sections 382 and 383 of the Code, which could further limit the NOL carryforwards that could be utilized annually in the future to offset taxable income, if any. If we are limited in our ability to use our NOL carryforwards and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOL carryforwards and tax credits. This could materially and adversely affect our business, results of operations and financial condition.
We rely on third-party distributors to effectively distribute our products outside the United States.
We depend on medical device distributors for the marketing and selling of most our products in certain territories in Europe, Asia, Australia, South Africa and Latin America. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling our products. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products, in full compliance with applicable laws, our results of operations and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Furthermore, if our distributors fail to comply with all applicable laws and regulations, we may suffer reputational harm and our business, results of operations and financial condition may be harmed.
If we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel.
Our future success depends, in part, on our ability to continue to retain our executive officers and other key employees, certain of which have been employees since our inception, and to recruit and hire new employees. The replacement of any of our executive officers and key personnel likely would involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and may harm our business, results of operations and financial condition.
Many executive officers and employees in the medical device industry are subject to strict non-compete or confidentiality agreements with their employers, which would limit our ability to recruit them to join our company. In addition, some of our existing and future employees are or may be subject to confidentiality agreements with previous employers. Our competitors may allege breaches of and seek to enforce such non-compete agreements or initiate litigation based on such confidentiality agreements. Such litigation, whether or not meritorious, may impede our ability to hire executive officers and other key employees who have been employed by our competitors and may result in intellectual property or tortious interference with contract claims against us.

If any of our facilities or the facility of a supplier become inoperable, we will be unable to continue to research, develop, manufacture and commercialize our products and, as a result, our business will be harmed until we or the supplier are able to secure a new facility. In addition, key components of our Fuse® system are manufactured in Israel which may subject our company to greater geopolitical risks.
We operate multiple facilities, at which we perform our manufacturing, research and development, clinical pathology services and our other business functions. Our operations and the operations of our distributors and suppliers are conducted in various countries throughout the world, certain of which are conducted in geographies that face acute regional risks and challenges. Such risks and challenges could disrupt our business or the operations of our distributors and suppliers and such disruptions could have a material adverse effect on our business, financial condition and results of operations. In particular, much of our research and development and a portion of our manufacturing activity is conducted in a single facility located in Israel. Political, economic, and military conditions in Israel may therefore have a direct influence on us. Our operations could be adversely affected by current hostilities involving Israel and the Hamas, a U.S. State Department designated foreign terrorist organization. The interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may disrupt the research and development and manufacturing activity at our facility there. In addition, some countries, companies and organizations continue to participate in a boycott of Israeli firms, firms with Israeli operations and connections and others doing business with Israel or with Israeli companies. Also, over the past several years there have been calls in Europe and elsewhere to reduce trade with Israel. There can be no assurance that restrictive laws, policies or practices directed towards Israel, Israeli businesses or others doing business with Israel or with Israeli companies will not have an adverse impact on our business. Any terrorist attacks or hostilities related to Israel could have a material adverse effect on our business, results of operations and financial condition.
Our facilities and equipment would be costly to replace and could require substantial lead time to repair or replace. These facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, war, terrorist activities, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to conduct our business for some period of time. Our inability to perform those activities may result in delays in or discontinuances of developing and selling our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and there can be no assurance this insurance will continue to be available to us on acceptable terms, or at all.
We obtain our Bonastent® product through an exclusive distribution agreement that subjects us to minimum performance requirements and other criteria. Our failure to satisfy those criteria could cause us to lose exclusive rights of distribution.
We have entered into exclusive distribution agreements with the manufacturer of our Bonastent® product.
The manufacturer brands its products according to our specifications, and we may have exclusive rights in certain fields of use and territories to sell these products subject to minimum purchase or other performance criteria. Although these products do not individually or in the aggregate represent a material portion of our business, if we do not meet these performance criteria, or if we fail to renew these agreements, we may lose exclusivity in a field of use or territory or cease to have any rights to these products, which could have an adverse effect on our sales and our business. Furthermore, our manufacturer is a smaller company that may not have sufficient resources to continue operations or to continue to supply us sufficient product without additional access to capital.
Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business, results of operations and financial condition.
We rely on information technology networks and systems, including the Internet and third-party cloud based systems, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, procurement and supply chain, manufacturing and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, phishing scams, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption, or shutdown and we are unable to effectively resolve the issues in a timely manner, our business, results of operations and financial condition may suffer.

We maintain highly sensitive information related to our business and customers on our information systems, such as:

•	personal identifiable information;

•	protected health information;

•	customer and patient financial information;

•	company trade secrets; and

•	product design plans and specifications.
We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. It could also require significant expenditures to remediate any such failure, problem or breach. In addition, any such failure, problem or breach could harm our reputation, which could adversely impact our business, results of operations and financial condition.
Risks related to our intellectual property
It is difficult and expensive to protect our intellectual property rights and we cannot ensure that they will prevent third parties from competing against us.
Our commercial success will depend, in part, on our ability to obtain and maintain intellectual property protection for our products, product candidates and related technologies in both the United States and other countries, successfully defend our intellectual property rights against third-party challenges and successfully enforce our intellectual property rights to prevent third-party infringement. We rely primarily upon a combination of patents, trademarks and trade secret protection, as well as nondisclosure, confidentiality and other contractual restrictions in our consulting, employment and other agreements to protect our brands, products and other proprietary technologies.
Our ability to protect any of our products and technologies from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents in both the United States and other countries. Although we actively seek to obtain and maintain patents that cover our products, we may be unsuccessful in obtaining and maintaining patents that cover specific products or aspects of such products. For example, although we have obtained the issuance of a patent in the United States and in four European countries relating to various aspects of our Fuse® system as currently marketed, we may not be able to obtain any additional patents that would cover similar or different aspects of our Fuse® system as marketed now or in the future. We are actively prosecuting pending patent applications in the United States covering current and planned embodiments of our Fuse® system. A majority of our filed patent applications directed toward such technology have not yet been examined and do not yet have an assessment of patentability from the United States Patent and Trademark Office, or the USPTO. However, in the course of prosecuting five of our currently pending patent applications covering such technology, we have received Final Rejections from the USPTO on prior art grounds. In response, we have filed, or will file, Requests for Continued Examination, in order to continue prosecuting such patent applications, and we are waiting for, or will wait for, further action by the USPTO patent examiner responsible for such patent applications. Although we continue to actively prosecute these patent applications before the USPTO, we cannot assure you that we will be successful or that any patent will ultimately issue. We also cannot guarantee that any patents will issue from any other pending patent applications or future patent applications owned by or licensed to us, or if any patents are issued, that any such patents will provide us with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to the ownership of them, or narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our products and technologies. Further, other companies may design around technologies we have patented, licensed or developed. Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets. Further, if we encounter delays in regulatory approvals, the period of time during which we could market our product candidates under patent protection could be reduced. In addition, the patent positions of medical technology companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in the patent laws, implementing regulations or in interpretations of patent laws may diminish the value of our patent rights. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, results of operations and financial condition.

Patent applications are generally maintained in confidence until publication. In the United States, for example, patent applications are maintained as confidential for up to 18 months after their filing. Similarly, publication of discoveries in scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we were the first to invent or the first to file patent applications on our products or product candidates. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which could be used by a third party to challenge validity or enforceability of our patents or prevent a patent from issuing from a pending patent application.
In addition, even if patents do successfully issue, third parties may challenge any existing or future patent we own or in-license through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. We may be subject to a third party pre-issuance submission of prior art to the USPTO. If a third party asserts a substantial new question of patentability against any claim of a United States patent we own or license, the USPTO may grant a request for reexamination, which may result in a loss of scope of some claims or a loss of the entire patent. The adoption of the America Invents Act has established additional opportunities for third parties to invalidate United States patent claims, including inter partes review and post-grant review, on the basis of a lower legal standards than reexamination and with respect to post-grant review, additional grounds. Outside of the United States, patents we own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or loss of the entire patent.
Enforcing our patent and other intellectual property rights, and otherwise participating in adversarial proceedings involving intellectual property is very complex and expensive, may divert our management’s attention from our core business and may result in unfavorable outcomes that could adversely affect our ability to prevent third parties from competing with us. If any of our patents are challenged, invalidated or circumvented by third parties, and if we do not own or have exclusive rights to other enforceable patents protecting our products or other technologies, competitors and other third parties could market products and use processes that are substantially similar to, or superior to, ours and our business, results of operations and financial condition would suffer.
Our patent portfolio includes patents and patent applications in jurisdictions outside of the U.S., including Europe, China, and Japan. The scope of coverage provided by these patents varies from country to country. Moreover, the laws of some foreign jurisdictions do not provide intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in obtaining, protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property in foreign jurisdictions, our business prospects could be substantially harmed.
We rely on trade secrets to protect our proprietary know-how and other technological advances, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect and enforce. Although we have taken steps to protect our trade secrets and unpatented know-how, including by entering into confidentiality agreements with third parties, and proprietary information and invention assignment agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our collaborators and suppliers. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. In addition, FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how FDA’s disclosure policies may change in the future, if at all. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information. Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.
We also rely on the trademarks we own or license to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide any assurance that competitors will not infringe or otherwise violate the trademarks we use, or that we will have adequate resources to enforce these trademarks.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business, results of operations and financial condition.
Our commercial success depends in part on avoiding infringing or otherwise violating the intellectual property rights of third parties. The market for medical devices is subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, and sell our products. Numerous third-party patents exist in the fields relating to our products. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our products and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and difficulty in assessing the meaning of patent claims. Moreover, because some patent applications are maintained as confidential until the patents publish, we cannot be certain that third parties have not filed patent applications that cover our products and technologies. Third parties may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application could further require us to obtain rights to issued patents covering such technologies.
We are party to, and may in the future be party to, or threatened with, litigation with third parties, including non-practicing entities, who allege that our products, components of our products and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Further, as the number of participants in the industry grows, the possibility of intellectual property infringement claims against us increases. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. If a court determined that we infringe or otherwise violate a third party’s patent or other intellectual property rights, we could be ordered to stop our activities covered by the patents or other intellectual property rights, either permanently or until the conclusion of a trial on the merits, which may not happen for a prolonged period of time. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents or other intellectual property rights. A license may not be available to us on acceptable terms, if at all.
If a third party claims that we infringe or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•
substantial damages for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the third party’s attorneys’ fees;

•
a court prohibiting us from selling, making, using, exporting or licensing the product or technology unless the third party licenses its intellectual property rights to us, which it is not required to do, on commercially reasonable terms or at all;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to obtain intellectual property rights for our products and technology;

•	redesigning our products and technology so they do not infringe, which may not be possible or may require substantial monetary expenditures and time; and/or

•	finding alternative suppliers for infringing products and technologies, which could be costly and create significant delay due to the need for FDA regulatory clearance.
At any given time, we may be involved as a defendant in a number of intellectual property infringement actions, the outcomes of which may not be known for a prolonged period of time. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, marketing or otherwise commercializing our products and technology. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations and financial condition.

On June 16, 2015, Medigus Limited filed a lawsuit against the company in U.S. District Court in Delaware alleging that our Fuse® full spectrum endoscopy system infringes on a patent owned by Medigus Limited (U.S. Patent No. 6,997,871), or the Medigus Limited Patent. The Medigus Limited Patent requires a specific configuration for objective lenses (which could be cameras or other objective lenses of optical channels) utilized as part of an endoscope that we do not believe is characteristic of the Fuse® system and, therefore, we believe the technology utilized in Fuse® clearly falls outside of the claims of the Medigus Limited Patent. Accordingly, we and our counsel believe that Medigus Limited’s assertions are without merit and intend to vigorously defend any claims or suits brought against us related to the Medigus Limited Patent. We have concluded that a material loss from this matter is remote and, therefore, have not recorded a loss reserve. In addition, we maintain an insurance policy to cover certain costs and damages related to assertions of intellectual property infringement against our Fuse® endoscope system.
In addition, we may indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our products. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.
We may be involved in lawsuits to enforce our intellectual property or the intellectual property of our licensors, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe our intellectual property rights or those of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We currently do not carry intellectual property insurance that would cover such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. A third-party defendant may also request reexamination or inter partes review by the USPTO of any patent we assert, or post grant review in certain instances. An adverse result in any litigation or adversarial proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our suppliers, misappropriation of intellectual property rights important to our business, particularly in countries where the laws may not protect those rights as fully as in the United States.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. The occurrence of any of these events may have a material adverse effect on our business, results of operations and financial condition.
We may be subject to claims challenging the inventorship or ownership of our patent rights and other intellectual property.
We may also be subject to claims that former employees or other third parties have an ownership interest in our patent rights or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our products.
Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO has issued new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective within the last year. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations and financial condition.
In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications.
Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions. In addition, periodic maintenance fees on our owned and in-licensed patents are due to be paid to governmental patent agencies over the lifetime of the patents. Future maintenance fees will also need to be paid on other patents which may be issued to us. We have systems in place to remind us to pay these fees, and we employ outside firms to remind us or our licensor to pay annuity fees due to patent agencies on our patents and pending patent applications. In certain cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business, results of operations and financial condition.
We may not be able to adequately protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. We generally apply for patents in the U.S., and, for certain inventions we deem particularly important or valuable, in certain major markets where it would be commercially infeasible for a competitor to commercialize a product without the ability to sell in such markets. However, we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities.

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could put our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products, and our competitive position in the international market would be harmed.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we have procedures in place that seek to prevent our employees from using the proprietary information, know-how, trade secrets and other intellectual property of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information or other intellectual property of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets, proprietary information or other intellectual property of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products. The occurrence of any of these events could have an adverse effect on our business, results of operations and financial condition.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks or names. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers in our markets of interest. In addition, third parties have registered trademarks similar and identical to our trademarks in foreign jurisdictions, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we were not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, results of operations and financial condition may be adversely affected.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.
In addition to patents and trademark protection, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants and vendors or our former employees. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized use and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts outside of the United States are less willing or unwilling to enforce trade secret protection.

Further, our competitors may independently develop knowledge, methods and know-how similar, equivalent or superior to our proprietary technology. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology, or develop their own competitive products that fall outside of our intellectual property rights. In addition, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how, and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using the technology or information to compete with us and our competitive position could be adversely affected. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business, results of operations and financial condition.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to develop products that are similar to our products or product candidates but that are not covered by the claims of the patents that we own.

•	We might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

•	We might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	It is possible that our pending patent applications will not lead to issued patents.

•	Issued patents that we own may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.
Should any of these events occur, they could significantly harm our business, results of operations and financial condition.
Risks related to regulation of our industry
Our products are subject to extensive governmental regulation, and our failure or our suppliers’ failure to comply with applicable requirements could cause our business to suffer.
The medical device industry is regulated extensively by governmental authorities, principally FDA and corresponding state and foreign regulatory agencies and authorities, such as the EU bodies and authorities, EU Member State Competent Authorities and the EEA Member State Competent Authorities. FDA and other U.S., EU, EEA and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices:

•	design, development and manufacturing;

•	testing, labeling, and content and language of instructions for use and storage;

•	clinical trials;

•	product safety and effectiveness;

•	marketing, sales and distribution;

•	pre-market regulatory clearance and approval;

•	conformity assessment procedures;

•	record-keeping procedures;

•	advertising and promotion;

•	recalls and field safety corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could cause or contribute to death or serious injury;

•	post-market studies; and

•	product import and export.
The laws and regulations to which we and our suppliers are subject are complex and have tended to become more stringent over time. Legislative or regulatory changes could result in restrictions on our ability to carry on or expand our operations, difficulties in developing or commercializing new products, higher than anticipated costs or lower than anticipated sales.
Our failure or our suppliers’ failure to comply with U.S. federal and state regulations or EU or EEA or other foreign regulations applicable in the countries where we operate could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities may occur. If any of these risks materialize, our business, results of operations and financial condition would be adversely affected.
Our products are also subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business, results of operations and financial condition to suffer.
In the EU and the EEA, our Fuse® system and our other products must comply with the Essential Requirements laid down in Annex I to the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE Mark to a product, without which a product cannot be marketed or sold in the EU and the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark to our products, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EU or an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our products. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE Mark to its medical products after having prepared and signed a related EC Declaration of Conformity.
As a general rule, demonstration of conformity of medical products and their manufacturers with the Essential Requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. The conduct of clinical studies in the EU and the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent ethics committee. This process can be expensive and time-consuming.
In order to continue to sell our Fuse® system and our other products in Europe, we must maintain our CE Mark and continue to comply with certain EU Directives. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EU and EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body (either the British Standards Institution, or BSI, or MEDCERT (in the case of our Fuse® system)), which could impair our ability to market products in the EEA in the future.

If we materially modify our approved products, we may be required to seek and obtain new approvals or clearances, which, if not granted, would prevent us from selling our modified products.
A component of our strategy is to continually modify and upgrade our products. FDA requires companies to obtain a new clearance (or approval) if a modification(s) to a medical device could significantly affect the safety or effectiveness of the device. Also, medical devices can be marketed only for the indications for which they are cleared or approved. We may be unable to obtain additional regulatory clearances or approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce enhanced products in a timely manner, which in turn would harm our business, results of operations and financial condition.
Our Fuse® system and our other products may in the future be subject to recalls or market withdrawals that could harm our business, results of operations and financial condition.
FDA, EU and EEA Competent Authorities and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. We may, under our own initiative, recall a product if a deficiency in our products is found. FDA requires that recalls be reported to FDA within 10 working days after the recall is initiated if the recall was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act that may present a risk to health. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. One specific issue that could lead to a recall, or other FDA enforcement action, is inadequate sterilization by users leading to infection, or an FDA determination that our validation of the cleaning, disinfection or sterilization procedures, or instructions to healthcare facilities for conducting these activities, for our Fuse® System are inadequate. Recalls, which could include certain notifications and other corrections as well as removals, of our Fuse® system or our other products, could divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenue.
We may also be subject to liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of FDA. If FDA disagrees with our determinations, it could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. FDA could take enforcement action for failing to report the recalls when they were conducted.
In addition, the manufacturing of our products is subject to extensive post-market regulation by FDA and foreign regulatory authorities, and any failure by us or our suppliers to comply with regulatory requirements could result in recalls, facility closures, and other penalties. We and our suppliers and contract manufacturers are subject to QSR and comparable foreign regulations which govern the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, installation and servicing of medical devices. These regulations are enforced through periodic inspections of manufacturing facilities. Failure to comply with regulatory requirements at our or our suppliers’ or contract manufacturers’ facilities may result in warning or untitled letters, manufacturing restrictions, voluntary or mandatory recalls, fines, withdrawals of regulatory clearances or approvals, product seizures, injunctions, or the imposition of civil or criminal penalties, which would adversely affect our business, results of operations and financial condition.

Changes in treatment guidelines or medical standards of care, particularly with regard to the prevention of bacterial infection, may require us to redesign or seek new or additional marketing authorizations from FDA for our products and product candidates.
Treatment guidelines and standards of care are subject to continual revision and evolution as additional information about the treatment and spread of disease becomes available to the scientific community. If these guidelines or standards of care change, we may be required to redesign or seek new or additional marketing authorizations for our products and product candidates. In particular, changes in the treatment guidelines and standards of care for infection control could result in our current suite of infection control products no longer satisfying standards set forth by the FDA or other regulatory agencies. We may not be able to redesign our products and product candidates, and we may not be able to obtain any additional required authorizations, to comply with any updated treatment guidelines and standards of care, and our efforts to comply with these updated treatment guidelines and standards of care could create substantial costs for our business. Even if we are able to complete such redesigns and obtain any additional required approvals, we may not be successful in marketing these redesigned products and product candidates. If any of these events occur, our business, results of operations and financial condition could be adversely effected.
We are required to report certain malfunctions, deaths and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.
Under FDA medical device reporting ("MDR") regulations, medical device manufacturers are required to submit information to FDA when they become aware of information that reasonably suggests a device may have caused or contributed to a death or serious injury or has malfunctioned, and, upon recurrence, the malfunction would likely cause or contribute to death or serious injury. If we determine that an MDR report is not required to be submitted for an event, and FDA disagrees with that determination, it could take enforcement action against us for failing to report the event. All manufacturers marketing medical devices in the EU and EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or competent authority, in whose jurisdiction the incident occurred. Under Directive 93/42/EEC concerning Medical Devices, or the EU Medical Devices Directive, an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health.
Malfunction or misuse of our products could result in future voluntary corrective actions, such as recalls, including corrections (e.g., customer notifications), or agency action, such as inspection or enforcement actions. If malfunctions or misuse do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions or misuse, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products or the instructions for use for those products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, may distract management from operating our business, and may harm our business, results of operations and financial condition.
The off-label promotion of our products could result in costly investigations and sanctions from FDA and other regulatory bodies.
Our products have been cleared by FDA, CE Marked in the EU and EEA and approved by Australia’s Therapeutic Goods Administration for specific indications. We may only promote or market our products for their specifically cleared or approved indications. We train our marketing and sales force against promoting our products for uses outside of the cleared or approved indications for use, known as “off-label uses.”
If FDA determines that our promotional materials or training constitute promotion of unsupported claims or an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations. Any of these events could significantly harm our business, results of operations and financial condition.

Further, the advertising and promotion of our products is subject to EU laws and EEA Member States laws implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EU and EEA Member State legislation governing the advertising and promotion of medical devices. EU and EEA Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals harming our business, results of operations and financial condition.
We may be subject to federal, state and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business, results of operations and financial condition.
We are subject to healthcare fraud and abuse and other regulation and enforcement by federal, state and foreign governments, which could significantly impact our business, results of operations and financial condition. In the United States, the laws that may affect our ability to operate include, but are not limited to:

•
the Federal Anti-Kickback Statute and regulations, which prohibit, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration (directly or indirectly, in cash or in kind, overtly or covertly) to other individuals or entities in exchange for, or to induce either the referral of an individual for, or the purchase, lease, order, or arrangement for or recommendation of the purchase, lease or order of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. Courts have held that the Federal Anti-Kickback Statute may be violated if even one purpose of the payment or offer of remuneration is to make an improper inducement, even if the primary purpose or purposes of the arrangement are legitimate. The Federal Anti-Kickback Statute is a criminal statute and violations can result in imprisonment and/or exclusions from participation in federal healthcare programs, as well as monetary penalties and fines. Further, the ACA amends the intent requirements of the Federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. Under the revised statutes, person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•
federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. The Civil False Claims Act includes whistleblower provisions that allow independent parties to raise allegations of false claims on behalf of the federal government. Whistleblowers who bring successful claims are eligible to receive up to twenty-five percent of the government’s recovery in the matter. There has been a substantial increase in recent years of the number of whistleblower actions being brought within the life sciences and healthcare industries;

•
HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. A person or entity does not need actual knowledge of these statutes or specific intent to violate them;

•
HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

•
the federal physician sunshine requirements under the ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports for each calendar year by the 90th day of the subsequent calendar year;

•
the federal physician self-referral prohibitions, commonly known as the Stark Law, which prohibits, among other things, physicians (and their family members) who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare patients for designated health services, which include clinical pathology services furnished by the company, unless an exception applies. Similarly, entities may not bill Medicare for services furnished pursuant to a prohibited referral. In addition, a number of courts have allowed Stark Law enforcement actions to be brought with respect to Medicaid services. Claims submitted in violation of this prohibition may also be found to violate the federal false claims acts. Many states have their own self-referral laws as well, which in some cases apply to all third-party payors, not just Medicare and Medicaid;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections; and

•
state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Many states also license the manufacture, storage, shipping, or sale of medical devices. Our ability to legally manufacturer, store, ship, or sell our products is dependent upon maintenance of appropriate licenses and permits. The requirements for these licenses and permits are often subject to the purview of state licensing boards, and the decisions and interpretations of these boards can change without notice.
Moreover, while we do not generally submit claims and our GI department customers make the ultimate decision on how to submit claims, except with respect to our pathology services, we may from time-to-time provide reimbursement guidance to our GI department customers. If a government authority were to conclude that we provided improper advice to our GI department customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between medical device companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of the settlement of these investigations in order to avoid potential prosecution or exclusion, companies may be required to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business, results of operations and financial condition.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to significant penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from federal and state healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our business, results of operations and financial condition.

Compliance with the HIPAA security regulations and privacy regulations may increase our costs.
We maintain protected health information of patients through our clinical pathology services and potentially through the use of our Fuse® system. The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•
the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and other business activities integral to running our business, known as healthcare operations;

•
a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information as well as a new right of access to laboratory test reports under the HIPAA Privacy Rule which preempts a number of state laws that prohibit a laboratory from releasing a test report directly to the individual, for which compliance was required by October 4, 2014;

•	the content of notices of privacy practices for protected health information;

•	administrative, technical and physical safeguards required of entities that use or receive protected health information; and

•	the protection of computing systems maintaining electronic protected health information, or ePHI.
We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we may be required to comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. Due to the enactment of HITECH, it is not possible to predict the impact on our business; however, if we do not comply with existing or new laws and regulations related to protecting the privacy and security of health information we could be subject to monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. For example, we could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. Finally, we may be required to incur additional costs related to ongoing HIPAA compliance as may be necessary to address evolving interpretations and enforcement of HIPAA and other health information privacy and security laws, the enactment of new laws or regulations, emerging cybersecurity threats and other factors.
Legislative or regulatory healthcare reform measures may have a material adverse effect on business, results of operations and financial condition.
FDA regulations and guidance are often revised or reinterpreted by FDA and such actions may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times for our product candidates. Delays in receipt of, or failure to receive, regulatory approvals for our product candidates would have a material adverse effect on our business, results of operations and financial condition.

In March 2010, the ACA was signed into law, which includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. This excise tax resulted in a significant increase in the tax burden on our industry. In December 2015, Congress passed legislation that included at two-year suspension of the tax. If the tax is resumed and if any efforts we undertake to offset the excise tax are unsuccessful as we begin to sell the product in the United States, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business, results of operations and financial condition.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law which further reduced Medicare payments to certain providers, including hospitals.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products and services or additional pricing pressures.
Failure to comply with the FCPA and similar laws associated with any activities outside the United States could subject us to penalties and other adverse consequences.
We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal control requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. The FCPA expressly applies to conduct by third-party representatives acting on a company’s behalf. We may face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which represent significant potential markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees, consultants and distributors to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. There can be no assurance that our employees, agents or distributors will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
Our pathology business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under applicable laws and regulations.
The clinical laboratory testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, our pathology laboratories are subject to regulation under state law. State laws may require that laboratories or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records.

Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, or product suspensions or recalls which could have a material adverse effect on our business. In addition, if we were found to be out of compliance with any material license or permit requirement, it could have a material effect on our operations and a material adverse effect on our business. Finally, compliance with future legislation could impose additional requirements on us, which may be costly.
Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business, results of operations and financial condition.
We are subject to licensing and regulation under federal, state, local and foreign laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious waste and hazardous waste and materials, as well as regulations relating to the safety and health of laboratory employees. Our GI pathology laboratory is subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.
Failure to comply with federal, state, local and foreign laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on our business, results of operations and financial condition. In addition, compliance with future legislation could impose additional requirements on us which may be costly.
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
The Dodd-Frank Act required the Securities and Exchange Commission, or the SEC, to establish new disclosure and reporting requirements for those companies that use certain minerals and metals mined in the Democratic Republic of Congo and adjoining countries, known as conflict minerals, in their products whether or not these products or the components containing such conflict minerals are manufactured by third parties. The new rule may affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities.
Since our supply chain is complex, we may not be able to verify the origins for these minerals used in our products sufficiently through the due diligence procedures that we implement; therefore, we may be prevented from certifying our products as conflict-free, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Risks related to our financial position and capital requirements
We may require additional funding.
We believe that our existing cash and our borrowing availability will be sufficient to fund our operations into 2018. We have based this estimate, however, on assumptions that may prove incorrect, and we could spend our available financial resources much faster than we currently expect.
The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenue from sales of our products and services, including our Fuse® system;

•	the amount we invest to commercialize our Fuse® system;

•	the timing, rate of progress and other product development activities for our products;

•	costs associated with expanding our sales force and marketing programs to support increased sales of our products;

•	the amount we invest to expand our manufacturing capabilities;

•	whether, and for what amount, we acquire other businesses, products and services;

•	our ability to acquire or in-license products and product candidates, technologies or businesses;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and product candidates;

•	costs associated with prosecuting or defending any litigation that we are or may become involved in, and any damages payable by us that result from such litigation;

•	costs of operating as a public company;

•	the effect of competing technological and market developments;

•	costs of complying with existing or future regulations;

•	additional personnel, facility and equipment requirements; and

•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.
We may need to raise additional capital to fund our operating deficits and working capital needs, to pay down debt or to fund acquisitions. We may also need to raise additional funds to finance future cash needs through public or private equity offerings, debt financings, receivables or royalty financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities or convertible debt, our stockholders ownership will be diluted. We may raise additional capital in the future, even if not necessary, based on market conditions.
If we are unable to raise additional capital when required or on acceptable terms, we may not be able to expand our R&D, manufacturing operations and sales and marketing efforts, which may significantly delay, scale back or discontinue aspects of our business plan. We also may be required to relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
On June 30, 2015, we refinanced our outstanding indebtedness by entering into a term loan credit and security agreement and a revolving loan credit and security agreement (together, the “Credit Agreements”). As of December 31, 2015, we had approximately $43 million of total indebtedness, net of discount, outstanding under these Credit Agreements.
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

•
subjecting us to financial and other restrictive covenants in our debt instruments, with which our failure to comply could result in an event of default under the applicable debt instrument that allows the lender to demand immediate repayment of the related debt.

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

The Credit Agreements contain representations and covenants, including financial covenants that the Company must maintain certain specified levels of liquidity and net revenues. Our obligations to maintain these liquidity and net revenues measures may impair our ability to fund our operations or invest in new operations that could help grow our business.
The Credit Agreements also contain customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain events under the Employee Retirement Income Security Act of 1973, or ERISA, material judgments, and a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the administrative agent and the lenders are entitled to take various actions, including, without limitation, the acceleration of amounts due under the agreements, termination of commitments under the Credit Agreements and realization upon the collateral securing the credit facilities. Any of these actions could adversely affect our liquidity, results of operations or financial condition.
A significant increase in our days sales outstanding could increase bad debt expense and have an adverse effect on our business including its cash flow.
Billing for clinical pathology services is a complex process. We bill many different payors including doctors, patients, insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements. In addition to billing complexities, we are experiencing increasing patient responsibility as a result of managed care fee-for-service plans, which continue to increase patient copayments, coinsurance and deductibles. A material increase in our days sales outstanding level resulting in an increase in our bad debt expense could have an adverse effect on our business, results of operations and financial condition, including cash flows.
Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.
Our results of operations and liquidity could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets have experienced, and may continue to experience, heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. If economic instability continues, we cannot provide assurance that you will not experience losses on your investments.
Impairment charges of long-lived assets including goodwill and intangible assets could negatively impact our net income and stockholders’ equity
Intangible assets which are separately identified, such as developed technology, customer relationships and other assets, are amortized over their estimated useful lives. Goodwill is not amortized but rather is tested annually for impairment at the reporting unit level. Intangible assets are also tested for impairment annually or between annual tests if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit or asset is less than its carrying amount. There are numerous risks that may cause the fair value of an intangible asset or reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of an impairment charge. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, failure to realize anticipated revenues or synergies from acquisitions, a sustained decline in the Company’s market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results. The Company has not recorded an impairment of goodwill or any intangible asset in 2015, 2014 and 2013. The Company’s market capitalization has declined since its initial public offering. Further declines in the Company’s market capitalization could increase the risk of a goodwill or intangible asset impairment charge in the future.
Risks related to ownership of our common stock
Our stock price may be volatile, and your investment could decline in value.
The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	the success of, and fluctuation in, the sales of our products;

•	the development status of our product candidates and when our products receive regulatory approval;

•	our execution of our sales and marketing, manufacturing and other aspects of our business plan;

•	performance of third parties on whom we rely to manufacture and distribute our products, product components and product candidates, including their ability to comply with regulatory requirements;

•	the results of our preclinical studies and clinical trials;

•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	our announcement of significant contracts, acquisitions, or capital commitments;

•	announcements by our competitors of competing products or other initiatives;

•	announcements by third parties of significant claims or proceedings against us;

•	regulatory and reimbursement developments in the United States and abroad;

•	future sales of our common stock;

•	additions or departures of key personnel; and

•	general domestic and international economic conditions unrelated to our performance.
In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies. These broad market factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in significant liabilities and, regardless of the outcome, could result in substantial costs and the diversion of our management’s attention and resources.
Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.
As of March 16, 2016, our directors and officers, and stockholders who own 5% or more of our outstanding shares of common stock, collectively beneficially own approximately 68.2% of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.
Future sales, or the perception of future sales, of a substantial amount of our common stock could depress the trading price of our common stock.
If we or our stockholders sell substantial amounts of our shares of common stock in the public market or if the market perceives that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.
The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and reduces the amount of information we provide in our reports filed with the SEC.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies,” or EGCs. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an EGC until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1943, or the Exchange Act, for a period of at least 12 months and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an EGC and could remain one until as late as December 31, 2020. For so long as we are an EGC we will, among other things:

•	not be required to comply with the auditor attestation requirements of section 404(b) of Sarbanes-Oxley;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•	be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, Section 107 of the JOBS Act provides that an EGC can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Furthermore, to the extent we take advantage of some or all of the reduced disclosure requirements above, we cannot predict if investors will find our common stock less attractive. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC, regarding our internal control over financial reporting. We may not complete needed improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the market price of our common stock and your investment.
We are a public reporting company subject to the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Complying with such reporting obligations may place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our annual report for the year ending December 31, 2016 is due and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an EGC, although, as described in the preceding risk factor, we could potentially qualify as an EGC until December 31, 2020. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures as well as internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are and will be met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Operating as a public company creates substantial costs related to compliance and reporting and requires substantial time and attention from our management.
We incur substantial legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Act and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the New York Stock Exchange, or NYSE, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, may create substantial expenses, including increased legal and accounting costs. We also expect that these and future laws, rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.
Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
Our corporate documents and the Delaware General Corporation Law, or DGCL, contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions:

•	stagger the terms of our board of directors and require supermajority stockholder voting to remove directors;

•	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;

•	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings;

•	prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent; and

•	require supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws.

In addition, our certificate of incorporation prohibits large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or consolidating with us except under certain circumstances. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or agents to us or our stockholders, any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or any action asserting a claim against us governed by the internal affairs doctrine, in each such case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our certificate of incorporation.
This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or agents, which may discourage such lawsuits against us and our directors, officers, other employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
We do not expect to pay any dividends on our common stock for the foreseeable future.
We currently expect to retain all future earnings, if any, for future operations, expansion and repayment of debt and have no current plans to pay any cash dividends to holders of our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, we must comply with the covenants in our Credit Agreements, in order to be able to pay cash dividends, and our ability to pay dividends generally may be further limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our current corporate headquarters and principal offices located in Alpharetta, Georgia, which we first occupied in March 2016, consist of approximately 16,000 square feet of leased space with a lease term expiring in May 31, 2022.
Also in Alpharetta, Georgia, we lease an approximately 18,000 square foot facility for our pathology laboratory and customer care operations, as well as an approximately 59,000 square foot facility for office space and warehouse and assembly operations. Both of these leases also expire on May 31, 2022.
We also lease approximately 54,000 square feet of space for our international headquarters and manufacturing operations in Halstenbek, Germany pursuant to a lease that expires in 2018. In addition, we lease approximately 18,800 square feet of space for our research and development facility in Caesarea, Israel pursuant to a lease that expires in 2019. We also lease approximately 11,000 square feet of space for our scope services operation in Nashville, Tennessee and approximately 16,000 square feet of space for our West Coast distribution operations in Reno, Nevada.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms.
Item 3. Legal Proceedings
We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various additional legal proceedings from time to time.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Purchasers of Equity Securities
Market Information
Our common stock has been publicly traded on the New York Stock Exchange, or NYSE, under symbol "GI" since June 5, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low prices per share of our common stock as reported by the NYSE.

	High	Low
Year ended December 31, 2015
Second quarter (beginning June 5, 2015)	$19.69	$14.26
Third quarter	$17.15	$11.07
Fourth quarter	$12.85	$7.37
As of March 14, 2016, there were approximately 96 record holders of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared nor paid any cash dividends on our common stock, and we do not anticipate paying cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. In addition, the terms of our Credit Agreements with MidCap Financial Trust and Silicon Valley Bank prohibit us from paying cash dividends on our common stock without their prior consent. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and covenants in our existing financing arrangements and any future financing arrangements.
Recent Sales of Unregistered Securities
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Quarterly Report on Form 10-Q.
Use of Proceeds from the Sale of Registered Securities
On June 10, 2015, we completed an initial public offering, or IPO, of our common stock. In connection with the IPO, we issued 7,302,500 shares of our common stock at a price of $15.00 per share, including 952,500 shares pursuant to the underwriters’ full exercise of their over-allotment option. The underwriters’ over-allotment option was comprised of 702,500 shares sold by us and 250,000 shares sold by certain selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-203883), which was declared effective by the SEC on June 4, 2015.
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
The net proceeds from the IPO have been invested in highly-liquid money market funds and investment grade marketable securities. There has been no material change in the planned use of proceeds from our IPO.
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock since June 5, 2015, which is the date our common stock first began trading on the New York Stock Exchange, with the cumulative total return of (a) the Russell 2000 Index and (b) the NASDAQ Medical Equipment Index over the same period. The graph assumes our closing sales price on June 5, 2015 of $17.00 per share as the initial value of our common stock and not the initial offering price to the public of $15.00 per share. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

*$100 invested on June 5, 2015 in stock or index. Fiscal year ended December 31, 2015.

$100 investment in stock or index	June 5, 2015	December 31, 2015
EndoChoice Holdings, Inc.	$100.00	$49.12
Russell 2000	$100.00	$91.93
NASDAQ Medical Equipment	$100.00	$104.36

Item 6. Selected Financial Data
The consolidated statement of operations and comprehensive loss data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive loss data for the year ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2013 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the future results. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,
in thousands (except share and per share data)	2015	2014	2013	2012
Selected Consolidated Statements of Operations Data:
Revenues:
GI equipment and supplies	$58,454	$48,824	$38,772	$25,249
GI pathology services	13,846	12,595	12,119	8,968
Net revenues	72,300	61,419	50,891	34,217
Cost of revenues:
GI equipment and supplies	43,745	33,815	21,502	13,101
GI pathology services	5,245	5,093	4,390	4,024
Cost of revenues	48,990	38,908	25,892	17,125
Gross profit	23,310	22,511	24,999	17,092
Operating expenses:
Research and development	17,288	21,702	16,617	1,683
Sales and marketing	30,367	27,660	18,148	11,465
General and administrative	23,158	16,456	11,355	4,921
Amortization of intangible assets	2,753	3,908	4,578	13
Operating expenses	73,566	69,726	50,698	18,082
Operating loss	(50,256)	(47,215)	(25,699)	(990)
Other income (expense)	(9,489)	(5,513)	223	(211)
Income tax benefit (expense)	361	(916)	1,558	—
Net loss	$(59,384)	$(53,644)	$(23,918)	$(1,201)
Net loss attributable to common stockholders	$(59,384)	$(53,644)	$(23,918)	$(2,700)
Net loss per share attributable to common stockholders, basic and diluted	$(2.82)	$(4.30)	$(1.99)	$(0.27)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	21,076,246	12,482,988	12,044,447	10,185,250

	As of December 31,
	2015	2014	2013	2012
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$87,653	$13,761	$8,040	$125
Working capital¹	79,832	24,322	11,228	19
Total assets	164,338	86,809	80,666	12,343
Long-term debt	42,643	38,939	—	392
Redeemable members' capital/redeemable preferred stock	—	125,418	99,324	20,239
Total stockholders' equity/members' deficit	99,293	(99,179)	(40,471)	(18,749)
¹Represents current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015,included in Part II, Item 8 of this Annual Report on Form 10-K.
When we refer to "we," "our," "us" or "EndoChoice" in this Annual Report on Form 10-K, we mean EndoChoice Holdings, Inc. as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.
Special note regarding forward-looking statements
This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "seek," "should," "strategy," "target," "will," "would" and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" included under Part I, Item 1A above. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We founded our company to serve the evolving needs of GI specialists by continually bringing to market a broad suite of innovative products across the GI procedure cycle. Since we began our commercial operations in 2008, we have developed an extensive line of devices and infection control products and have added pathology and scope repair services capabilities. Our products and services are designed to improve clinical outcomes and GI specialist productivity. In 2013, we acquired Peer Medical Ltd., which was developing a new endoscope system that we now call Fuse®. Our focus on product innovation and services that span the GI endoscopy procedure cycle has enabled our direct salesforce to penetrate approximately one-third of the GI departments in the United States in just seven years while increasing our sales per customer over that time.

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
During the years ended December 31, 2015, 2014 and 2013, our net revenue was $72,300, $61,419, and $50,891, respectively. During the years ended December 31, 2015, 2014 and 2013, our net loss was $59,384, $53,644, and $23,918, respectively. We have not been profitable since inception and as of December 31, 2015, our accumulated deficit was $156,549. We have made significant investments over the past three years in our research and development, sales and marketing, general administrative, and manufacturing operations in support of the commercialization of Fuse®. We intend to continue to make investments in building our U.S. and International commercial infrastructure and sales force and in recruiting and training our sales representatives in addition to research and development of new products.
Components of our results of operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Net revenues
We generate revenue primarily from the sales of GI equipment and supplies and GI pathology services to GI caregivers treating a wide range of GI diseases. Net revenues from GI equipment and supplies include revenue from imaging systems and related products, single use therapeutic devices and infection control products, and endoscope repair and maintenance, and our net revenues from GI pathology services include revenues from our GI pathology laboratory. Sales to U.S. customers represented approximately 89.5%, 88.8%, and 89.3% for the years ended December 31, 2015, 2014 and 2013, respectively.
Our Fuse® system is comprised of colonoscopes and gastroscopes, a FuseBox® video processor, a FusePanel® image management system, a FuseView® monitor system, a standard FuseCart® and other related supplies. We sell our Fuse® system primarily to GI departments in ASCs and hospitals in the United States and Germany and through distributors in other international markets.
We expect revenue to increase in the future as we expand our sales, marketing, and distribution capabilities to support growth in the United States and internationally as our Fuse® system becomes more widely adopted. We expect revenues to increase during 2016 due to the commercialization of Fuse® and a growing base of customers for our single-use infection control and device products and our pathology services.

Cost of revenues
We have manufacturing facilities in Caesarea, Israel and Halstenbek, Germany, and we assemble products in the United States at our facilities in Alpharetta, Georgia and Reno, Nevada. Cost of revenues consist primarily of manufacturing overhead, direct material, and direct labor costs. A significant portion of our cost of revenues consists of manufacturing overhead costs such as quality assurance, material procurement, inventory control, warehousing and shipment, facilities, equipment depreciation, and operations supervision and management. Due to our relatively low production and sales volumes compared to our available manufacturing capacity, currently a large portion of our Fuse® unit product costs is comprised of manufacturing overhead expense. We expect cost of revenues to decrease as a percentage of net revenues in the future as our per-unit manufacturing costs decline due to greater absorption of our fixed manufacturing costs over an increase in units produced. In addition, we expect our direct materials and direct labor costs to decline with higher sales and production volumes as we are able to negotiate more favorable pricing from component suppliers and introduce design programs to reduce the number and complexity of parts.
Gross profit
We calculate gross profit as net revenues less cost of revenues. Gross profit has been and will continue to be affected by a variety of factors, including production and sales volumes, manufacturing costs, product reliability, production yields, and the implementation over time of cost-reduction strategies. We expect gross profit to increase over time as production and sales volumes increase and the fixed portion of manufacturing overhead costs are allocated over a larger number of units produced, thereby significantly reducing our per unit manufacturing costs. However, gross profit will likely fluctuate from quarter to quarter.
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
Sales and marketing
We employ a team of experienced sales and marketing professionals in the United States and Germany. In international markets, we sell through 31 distributors and employ a team of experienced sales and marketing representatives in Germany who together serve our markets in Europe, the Middle East, Latin America, and Asia. Sales and marketing expense consists primarily of salaries, employee benefits, commissions and bonuses, and related personnel costs. In addition, sales and marketing expense includes marketing and promotional activities, trade shows, travel expenses, depreciation on Fuse® demonstration equipment, and professional fees for consulting services. We expect sales and marketing expense to increase as we continue to expand our sales force and marketing activities to support the commercialization of Fuse® and further sales of our other products. The timing of these increased expenditures are dependent upon the commercial success of Fuse®, sales growth of our other products, the timing of new product launches, and the expansion of our sales force. We expect sales and marketing expense as a percentage of revenue to decline over time if we are able to increase product sales.
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
Other expense
Other expense is comprised primarily of interest expense, loss on early retirement of debt, foreign currency transaction gains and losses, and changes in the fair value of warrant liabilities. Interest expense consists primarily of interest payments made pursuant to our current Term Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank (which we refer to as our Term Loan Facility). We refinanced our previous Senior Secured Credit Facility with Silicon Valley Bank and Growth Capital Facility with Triple Point Capital on June 30, 2015, resulting in a loss on early retirement of debt of $2,282. Interest expense will fluctuate in future periods to the extent that we incur additional debt or repay loans. Our foreign currency transaction gains and losses primarily relate to foreign currency denominated cash, liabilities, and intercompany receivables and payables. The warrants issued to Triple Point Capital in connection with the Growth Capital Facility were remeasured to fair value on the date of the corporate conversion and reclassified from other long-term liabilities to additional paid-in capital on the consolidated balance sheet.
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

Critical accounting policies and estimates
Management's discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
Critical accounting policies and estimates are those that we consider the most important to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. Our critical accounting policies and estimates include those related to the following:
Revenue recognition
We generate revenue primarily from the sales of GI products and services, including pathology services and endoscope repair services. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery obligations to the customer related to the products or services have been satisfied; (3) the arrangement consideration is fixed or determinable; and (4) the collection of the revenue is reasonably assured. GI pathology service revenue is recognized as services are performed, net of estimated reimbursement adjustments by payors. These adjustments include contractual write-downs under health insurance contracts, rebates for billing errors and out of network charges. These estimates are based on the terms of contracts with health insurance payors and historical collections experience. Revenue from endoscope repair services, included in GI equipment and supplies revenue, are recognized ratably over the life of the contract. Deferred revenue is recorded for consideration received that is not yet earned due to outstanding obligations related to sales of products and services. Our policy is to classify shipping and handling costs billed to customers as revenues and the related expenses as costs of revenues.
The Company accrues estimated warranty reserves at the time of shipment based on contractual obligations and historical experience of related repair costs. Warranty estimates require assumptions relating to expected claims which can be impacted significantly by quality issues. As of December 31, 2015 and 2014, the Company had an allowance for estimated warranty claims of $922 and $207, respectively,
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded on our consolidated balance sheet at outstanding amounts, less the allowance for doubtful accounts. The allowance for doubtful accounts is set at a level that represents our best estimate of the amount of probable credit losses in our existing accounts receivable balance. The allowance is based on various factors, including an assessment of the collectability of specific customer accounts. In circumstances where a specific customer’s inability to meet its financial obligations is known or expected, we record a specific provision for bad debts to reduce the receivable to the amount that we believe will be collected. Accounts receivable are written off against the allowance for doubtful accounts when an account is deemed to be uncollectible. For the years ended December 31, 2015, 2014, and 2013, no customers accounted for greater than 10% of revenues or accounts receivable.
Inventories
Inventories consist primarily of equipment, devices and GI procedure support products. Inventories are valued at lower of cost or market value. Cost includes all purchase, conversion and other direct and indirect expenditures incurred in bringing the inventory to its existing condition and location. Wages and other related benefit costs of employees directly attributable to the production process and an allocated portion of other indirect production expenses (overhead) are included in inventory costs. Overhead expenses include both fixed and variable expenses which are allocated to inventory produced on a systematic basis. Cost is determined using the weighted average method. We regularly review inventory quantities in consideration of projected future demand, product life cycles, design changes, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Goodwill and long-lived assets
Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. We evaluate goodwill for impairment on an annual basis or more frequently if facts and circumstances warrant a review. We apply a quantitative impairment analysis using the two step method. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, we will recognize the amount of the impairment loss for any excess carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of December 31, 2015, there has been no impairment of goodwill.
Long-lived assets consist primarily of property and equipment and intangible assets such as customer relationships and developed technology. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of an asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the asset. If circumstances indicate potential impairment of a long-lived asset, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the intangible asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. During the year ended December 31, 2015, we recognized an impairment of $1,029 on demonstration equipment used by the sales and marketing department due to the replacement of certain of this equipment with newer versions of Fuse®. No impairment charges related to long-lived assets were recorded during 2014 and 2013.
Stock-Based Compensation
The Company accounts for stock-based compensation awards to employees and directors in accordance with the provisions of Accounting Standards Codification 718, Compensation — Stock Compensation. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award and recognizes the cost of awards expected to vest over the requisite service period.
The fair value of restricted stock awards is determined based on the closing price of the Company’s stock on the grant date. The fair value of stock option awards and employee stock purchase plan grants are determined on the grant date using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”). The determination of fair value on the grant date using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include but are not limited to the expected dividend yield, expected volatility over the term of the award, risk-free interest rate, expected term, and the actual and projected employee option exercise behavior.
Expected dividend yield: A zero percent dividend yield is assumed as the Company has not paid and does not expect to pay dividends on common stock.
Expected volatility: Volatility is estimated for each stock option grant based on a study of publicly traded industry peer companies. In evaluating similarity, the Company considered factors such as industry, stage of development, and size.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
Expected term: The expected term represents the period that option awards are expected to be outstanding. Due to our limited trading history as a public company as well as limitations on the sale or transfer of stock-based compensation awards granted prior to the initial public offering discussed in Note 1, we do not believe our historical exercise pattern is indicative of the pattern that we will experience as a publicly traded company. We have consequently calculated the expected term using the simplified method available under Staff Accounting Bulletin ("SAB) 110 to calculate the expected term, which utilizes the midpoint between the vesting date and the end of the contractual term.

Once we have determined an estimated fair value, we adjust that value for expected forfeitures to represent the value of the award that we expect to vest. We estimate forfeitures based on a historical analysis of our actual forfeiture experience. At the end of each period, we review the estimated forfeiture rate and, as applicable, make changes to the rate calculations to reflect new developments. Stock-based compensation cost is recorded in cost of revenues and operating expenses in the consolidated statements of operations and comprehensive loss based on the employee's respective function.
There are significant judgments and estimates inherent in the determination of fair value. These judgments and estimates include determinations of an appropriate valuation method and the selection of appropriate inputs to be used in the valuation model. The use of alternative assumptions, including expected term, volatility, risk-free interest rate and dividend yield, could cause share-based compensation to differ significantly from what has been recorded in the past. Future share-based compensation cost will increase when we grant additional equity awards to employees. Modifications, cancellations or repurchases of awards may require us to accelerate any remaining unearned share-based compensation cost or incur additional cost.
Recently issued accounting pronouncements
Please see Note 2 to the consolidated financial statements included Part II, Item 8 of this Annual Report on Form 10-K.

Results of operations
Comparison of the Years ended December 31, 2015 and 2014
The following table set forth amounts from our consolidated financial statements for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015	2014
Net revenues:
GI equipment and supplies	$58,454	$48,824
GI pathology services	13,846	12,595
Net revenues	72,300	61,419
Cost of revenues:
GI equipment and supplies	43,745	33,815
GI pathology services	5,245	5,093
Cost of revenues	48,990	38,908
Gross profit	23,310	22,511
Operating Expenses:
Research and development	17,288	21,702
Sales and marketing	30,367	27,660
General and administrative	23,158	16,456
Amortization of intangible assets	2,753	3,908
Operating expenses	73,566	69,726
Operating loss	(50,256)	(47,215)
Other expense	(9,489)	(5,513)
Net loss before income taxes	(59,745)	(52,728)
Income tax benefit (expense)	361	(916)
Net loss	$(59,384)	$(53,644)
Net revenues
The following table sets forth revenue by product category for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015	2014
Imaging	$22,383	$14,979
Single-use products	36,071	33,845
GI equipment and supplies	58,454	48,824
GI pathology services	13,846	12,595
Net revenues	$72,300	$61,419
Net revenues for GI equipment and supplies increased $9,630, or 19.7%, to $58,454 for the year ended December 31, 2015 compared to $48,824 for the year ended December 31, 2014. The growth in net revenues for GI equipment and supplies was primarily attributable to increases in Imaging sales of Fuse® systems from 63 systems in 2014 to 99 systems in 2015, an increase of 57.1%. Our average selling price per system was consistent for all periods presented. The growth in net revenues for GI equipment and supplies was also attributable to a 6.6% increase in net revenues of our single-use therapeutic devices and infection control products in 2015 that was achieved through expansion of our customer base.
Net revenues for GI pathology services increased $1,251, or 9.9%, to $13,846 for the year ended December 31, 2015 compared to $12,595 during the year ended December 31, 2014. The growth in net revenues for GI pathology services was attributable to a 19.6% increase in the number of specimens processed due to an increase in our customer base.

Cost of revenues
Cost of revenues for GI equipment and supplies increased $9,930, or 29.4%, to $43,745 during the year ended December 31, 2015 compared to $33,815 during the year ended December 31, 2014. The increase in cost of revenues was primarily attributable to the growth in the number of Fuse® systems sold. As a percentage of GI equipment and supplies revenues, cost of revenues for GI equipment and supplies was 74.8% and 69.3% for the years ended December 31, 2015 and 2014, respectively. The increase in GI equipment and supply costs was due to the launch of Fuse® and the initially lower gross margin of Fuse® during the ramp up of global manufacturing operations prior to achieving significant sales. In addition, cost of revenues in 2015 included a warranty charge of $1,149 as a result of our voluntary decision to replace older endoscopes at several customers.
Cost of revenues for GI pathology services increased $152, or 3.0%, to $5,245 during the year ended December 31, 2015 compared to $5,093 during the year ended December 31, 2014. The increase in GI pathology costs related to higher variable costs resulting from the growth in specimens processed, partially offset by the impact of allocating fixed production overhead costs over more specimens processed. As a percentage of GI pathology services revenues, cost of revenues for GI pathology services was 37.9% and 40.4% for the years ended December 31, 2015 and 2014, respectively.
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
Gross profit
Gross profit was $23,310 and $22,511 for the years ended December 31,2015 and 2014, respectively, an increase of $799, or 3.5% , for the reasons discussed above.
Research and development
Research and development expenses decreased $4,414, or 20.3%, to $17,288 during the year ended December 31, 2015 from $21,702 during the year ended December 31, 2014. The decrease in expense is primarily attributable to the reduction of Fuse® start-up manufacturing costs, prototypes, and project expenses. Research and development expense included $1,345 and $3,422 for the years ended December, 2015 and 2014, respectively, of labor and overhead costs associated with certain engineering activities required to advance the design of Fuse® for manufacture. Additionally, stock-based compensation expense charged to research and development was $623 and $4 for the years ended December 31, 2015 and 2014, respectively. As a percentage of net revenues, research and development expenses were 23.9% and 35.3% for the years ended December 31, 2015 and 2014, respectively.
Sales and marketing
Sales and marketing expenses increased $2,707, or 9.8%, to $30,367 during the year ended December 31, 2015 compared to $27,660 during the year ended December 31, 2014. The increase is primarily attributable to expanding the sales and marketing organization. In addition, for the year ended December 31, 2015, sales and marketing expense included $688 of stock-based compensation expense and an impairment charge of $1,029 taken on existing demonstration equipment as the Company replaced certain of this equipment with newer versions of Fuse®. For the year ended December 31, 2014, stock-based compensation expense charged to sales and marketing was $4, and no impairment charge was recognized on demonstration equipment. As a percentage of net revenues, sales and marketing expense was 42.0% and 45.0% for the years ended December 31, 2015 and 2014, respectively.
General and administrative
General and administrative expenses increased $6,702, or 40.7%, to $23,158 during the year ended December 31, 2015 compared to $16,456 during the year ended December 31, 2014. The increase was due to expenses related to being a public company, stock-based compensation, and an increase in headcount as we invested in our infrastructure and systems to support the growth of the company and commercialization of Fuse®. General and administrative expense includes $3,774 and $12 for stock-based compensation expense during the years ended December 31, 2015 and 2014, respectively. As a percentage of net revenues, general and administrative expenses were 32.0% and 26.8% for the years ended December 31, 2015 and 2014, respectively.

Amortization of intangible assets
Amortization of intangible assets was $2,753 for the year ended December 31, 2015 compared to $3,908 for the year ended December 31, 2014. The decrease relates to fluctuations in foreign currency exchange rates and the full amortization of the noncompete agreement associated with the 2013 acquisition of Peer by the end of June 30, 2014.
Other expense
For the years ended December 31, 2015 and 2014, other expense was as follows (dollars in thousands):

	Years Ended December 31,
	2015	2014
Interest expense	$(5,414)	$(3,950)
Foreign currency exchange loss	(1,521)	(1,027)
Loss on early retirement of debt	(2,282)	—
Warrant liability mark-to-market	(435)	—
Other income (expense)	163	(536)
Other expense	$(9,489)	$(5,513)
Other expense increased $3,976, or 72.1%, to $9,489 during the year ended December 31, 2015 compared to $5,513 during the year ended December 31, 2014. The increase was primarily due to the $2,282 loss on retirement of debt recorded in conjunction with the debt refinancing in the second quarter of 2015, a $435 change in the fair value of the warrant liability recognized upon the corporate conversion, an increase in interest expense on higher borrowings, and a $494 increase in foreign currency losses. The foreign currency losses relate to the impact of revaluing certain of our intercompany receivables and payables between our U.S., German, and Israeli subsidiaries as a result of changes in the respective Euro and Shekel to U.S. dollar exchange rates.
Income tax expense
Income tax expense was a tax benefit of $361 for the year ended December 31, 2015 and tax expense of $916 for the year ended December 31, 2014, a decrease of $1,277. The decrease was primarily due to lower income taxes on foreign subsidiary earnings.

Comparison of the Years ended December 31, 2014 and 2013
The following tables set forth amounts from our consolidated statements financial statements for years ended December 31, 2014 and 2013 (dollars in thousands):

	Years ended December 31,
	2014	2013
Net revenues:
GI equipment and supplies	$48,824	$38,772
GI pathology services	12,595	12,119
Net revenues	61,419	50,891
Cost of revenues:
GI equipment and supplies	33,815	21,502
GI pathology services	5,093	4,390
Cost of revenues	38,908	25,892
Gross profit	22,511	24,999
Operating Expenses:
Research and development	21,702	16,617
Sales and marketing	27,660	18,148
General and administrative	16,456	11,355
Amortization of intangible assets	3,908	4,578
Operating expenses	69,726	50,698
Operating loss	(47,215)	(25,699)
Other income (expense)	(5,513)	223
Net loss before income taxes	(52,728)	(25,476)
Income tax benefit (expense)	(916)	1,558
Net loss	$(53,644)	$(23,918)
Net revenues
The following table sets forth revenue by product category for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years ended December 31,
	2014	2013
Imaging	$14,979	$8,072
Single-use products	33,845	30,700
GI equipment and supplies	48,824	38,772
GI pathology services	12,595	12,119
Net revenues	$61,419	$50,891
Net revenues for GI equipment and supplies were $48,824 for the year ended December 31, 2014 compared to $38,772 for the year ended December 31, 2013, an increase of $10,052 or 25.9%. Net revenues for GI pathology services were $12,595 for the year ended December 31, 2014 compared to $12,119 for the year ended December 31, 2013, an increase of $476 or 3.9%. The growth in net revenues for GI equipment was due to increased sales volume rather than price increases and was primarily attributable to an 85.6% increase in net revenues for our imaging products, the substantial majority of which was attributable to initial sales of our new Fuse® system starting in the fourth quarter of 2013. Fuse® system sales were $9.4 million for the year ended December 31, 2014 compared to $2.3 million for the year ended December 31, 2013, an increase of $7.1 million or 309.6%. The growth in net revenues for GI equipment was also attributable to a 10.5% increase in net revenues for our single-use therapeutic devices and infection control products achieved through expansion of our customer base. GI pathology revenue growth was influenced by the implementation of reimbursement cuts by payors at the beginning of both 2014 and 2013.

Cost of revenues
Cost of revenues for GI equipment and supplies were $33,815 for the year ended December 31, 2014 compared to $21,502 for the year ended December 31, 2013, an increase of $12,313, or 57.3%. Cost of revenues for GI pathology services were $5,093 for the year ended December 31, 2014 compared to $4,390 for the year ended December 31, 2013, an increase of $703, or 16.0%. As a percentage of GI equipment and supplies revenues, cost of revenues for GI equipment and supplies were 69.3% for the year ended December 31, 2014 compared to 55.5% for the year ended December 31, 2013. As a percentage of GI pathology services revenues, cost of revenues for GI pathology services were 40.4% for the year ended December 31, 2014 compared to 36.2% for the year ended December 31, 2013. The increase in GI equipment and supplies costs is due to the launch of Fuse® and the initially lower gross margin of Fuse® during the ramp up of global manufacturing operation activities prior to achieving significant sales of Fuse®. The increase in GI pathology costs relates to an increase in volume of diagnostic tests performed as well as the timing of expenditures to increase our general scale of operations, including additional personnel. Additionally, GI pathology costs as a percentage of revenue increased during the year ended December 31, 2014 due to reimbursement cuts from payors in 2014 and 2013.
Gross profit
Gross profit was $22,511 for the year ended December 31, 2014 compared to $24,999 for the year ended December 31, 2013, a decrease of $2,488, or 10.0%, for the reasons discussed above.
Research and development
Research and development expense was $21,702 for the year ended December 31, 2014 compared to $16,617 for the year ended December 31, 2013, an increase of $5,085, or 30.6%. The increase in spending is attributable to our continued development of Fuse. Research and development expense for the years ended December 31, 2014 and 2013 includes $3,422 and $5,749, respectively, of labor and overhead costs associated with certain engineering activities required to advance the design of Fuse.
Sales and marketing
Sales and marketing expense was $27,660 for the year ended December 31, 2014 compared to $18,148 for the year ended December 31, 2013, an increase of $9,512, or 52.4%. The increase was due to the expansion of our sales and marketing team, depreciation expense on equipment used in demonstrations to prospective customers, increased marketing and promotional activities, such as trade shows, costs to support an expanded number of international distributors of our products and a higher level of general activities supporting the commercialization of Fuse. The primary drivers of the increase were additional depreciation expense of $2,501 on demonstration equipment deployed to the sales force and an increase of $4,499 in employee-related expenses of our sales and marketing organization. As a percentage of net revenues, sales and marketing expense was 45.0% for the year ended December 31, 2014 compared to 35.7% for the year ended December 31, 2013.
General and administrative
General and administrative expense was $16,456 for the year ended December 31, 2014 compared to $11,355 for the year ended December 31, 2013, an increase of $5,101, or 44.9%. The increase was due primarily to higher headcount, as we invested in our infrastructure and systems and added personnel to support the growth of the company and commercialization of Fuse. As a percentage of net revenues, general and administrative expense was 26.8% for the year ended December 31, 2014 compared to 22.3% for the year ended December 31, 2013.
Amortization of intangible assets
Amortization of intangible assets was $3,908 for the year ended December 31, 2014 compared to $4,578 for the year ended December 31, 2013. The decrease of $670 relates to fully amortizing the noncompete agreement associated with the 2013 acquisition of Peer.

Other expense
For the years ended December 31, 2014 and 2013, other expense was as follows (dollars in thousands):

	Years ended December 31,
	2014	2013
Interest expense	$(3,950)	$(104)
Interest income	—	31
Exchange rate gain (loss)	(1,027)	213
Other income (expense)	(536)	83
Other income (expense)	$(5,513)	$223
The year-over-year increase in other expense of $5,736 was driven by foreign currency losses of $1,027 in 2014 as compared to foreign currency gains in 2013 and an increase in interest expense of $3,846 primarily related to borrowings under the Growth Capital Facility as compared to immaterial interest expense in 2013. The foreign currency loss in 2014 relates primarily to the impact of revaluing certain of our intercompany receivables and payables between our U.S., German and Israeli subsidiaries as a result of changes in the Euro and Shekel to U.S. dollar exchange rates.
Income tax expense
Income tax expense was $916 for the year ended December 31, 2014 compared to income tax benefit of $1,558 for the year ended December 31, 2013, an increase of $2,474. The increase was due to income taxes on foreign subsidiary earnings during the year.
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
We are also subject to additional risks and uncertainties discussed in the section titled “Risk Factors” included in Part I, Item 1A. above.

Liquidity and capital resources
Overview
Since our inception and prior to our IPO, we financed our operations primarily through non-public equity financings and to a lesser extent, debt financings. During June 2015, we completed our IPO and received net proceeds of $94,186. Based on our current operating plan, we expect that cash and marketable securities on hand as well as $15,000 of available capital under our revolving line of credit will be sufficient to fund our operations into 2018. As of December 31, 2015, we had total cash, cash equivalents, and marketable securities of $87,653 and an accumulated deficit of $156,549.
On June 30, 2015, the Company refinanced its outstanding debt by entering into a new $58,000 credit facility, which includes a Term Loan Credit Agreement and a Revolving Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank. The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility"), and the Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility"). Both the Term Loan Facility and Revolving Credit Facility are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Interest-only payments are due during the first 31 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity.
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

Cash flows
The following table provides a summary of our cash flows for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(42,625)	$(43,623)	$(25,409)
Net cash used in investing activities	(62,955)	(9,987)	(5,709)
Net cash provided by financing activities	125,953	59,496	38,783
Effect of exchange rate changes on cash and cash equivalents	(101)	(165)	250
Net increase in cash and cash equivalents	$20,272	$5,721	$7,915

Cash flows from operating activities
During the year ended December 31, 2015, net cash used in operations was $42,625, consisting primarily of a net loss of $59,384 and an increase in net operating assets of $2,011, partially offset by non-cash charges of $16,488 and a loss on early debt retirement of $2,282. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The increase in net operating assets was due to increases in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by a decrease in other assets and an increase in accounts payable, accrued expenses, and other liabilities. The non-cash charges primarily related to depreciation and amortization, loss on impairment of property and equipment, stock-based compensation, change in the fair value of the warranty liability, and unrealized foreign currency losses.
During the year ended December 31, 2014, net cash used in operations was $43,623, consisting primarily of a net loss of $53,644 and an increase in net operating assets of $899, partially offset by non-cash charges of $10,920. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The increase in net operating assets was due to increases in inventories, prepaid expenses and other current assets, and other assets, partially offset by a decrease in accounts receivable and an increase in accounts payable, accrued liabilities, and other liabilities. The non-cash charges primarily related to depreciation and amortization and unrealized foreign currency losses.
During the year ended December 31, 2013, net cash used in operations was $25,409, consisting primarily of a net loss of $23,918 and an increase in net operating assets of $6,590, partially offset by non-cash charges of $5,099. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The decrease in the change in net operating assets was primarily due to decreases in the change in accounts receivable, inventory, prepaid expenses and other current assets and other assets to support the growth of our operations. The non-cash charges primarily consisted of depreciation and amortization expense and deferred income taxes.
Cash flows from investing activities
During the year ended December 31, 2015, net cash used in investing activities was $62,955, consisting of $55,352 of marketable security purchases and $8,603 of Fuse® demonstration equipment and property and equipment purchases associated with global expansion and the commercialization of Fuse®, partially offset by $1,000 of proceeds from the maturity of marketable securities.
During the year ended December 31, 2014, net cash used in investing activities was $9,987, comprised of an increase in the deployment of Fuse® demonstration equipment and an increase in other capital expenditures associated with global expansion and the commercialization of Fuse®.
During the year ended December 31, 2013, net cash used in investing activities was $5,709, primarily consisting of an increase in the deployment of Fuse® demonstration equipment, an increase in other capital expenditures associated with global expansion and the commercialization of Fuse®.

Cash flows from financing activities
During the year ended December 31, 2015, net cash provided by financing activities was $125,953, consisting of proceeds from the issuance of member units of $31,000, net proceeds from our IPO of $94,186, net proceeds from our debt refinancing of $3,000, proceeds from the issuance of common stock under the employee stock purchase plan of $394, and cash from option exercises of $96, partially offset by prepayment and end of term fees for early retirement of debt of $2,306 and payments for debt financing fees of $417.
During the year ended December 31, 2014, net cash provided by financing activities was $59,496, comprised of proceeds from the issuance of member units of $26,071 and a drawdown of cash of $40,000 under our Growth Capital Facility, partially offset by net repayments on the Senior Secured Credit Facility of $6,000 and payments of financing fees and capital lease obligations of $580.
During the year ended December 31, 2013, net cash provided by financing activities was $38,783, comprised of proceeds from the issuance of member units of $41,957 and $2,199 of net borrowings on the line of credit, partially offset by member distributions of $3,885, contingent consideration payments of $1,010, capital lease payments of $535, and payments of financing fees of $78.
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
Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 2.95% on the $43,000 advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee is accrued as additional interest expense using the effective interest rate method over the term of the loan.
Proceeds from the Term Loan Facility were used to voluntarily prepay $40,000 of outstanding loans under the Growth Capital Facility with Triple Point Capital, LLC, to pay $2,306 of prepayment and end of term fees, and to pay $517 of other fees and expenses in connection with the refinancing.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility.

Contractual obligations and commitments
The following table summarizes our expected material contractual payment obligations as of December 31, 2015 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)(2)	$44,269	$—	$17,200	$27,069	$—
Operating leases	8,423	1,610	3,208	2,422	1,183
Total	$52,692	$1,610	$20,408	$29,491	$1,183

(1)	Under the terms of the Term Loan Credit Agreement, principal payments begin January 2018 and continue until maturity on June 30, 2020.

(2)	Includes aggregate end of term fees of $1,269 due at maturity of the Term Loan Credit Agreement.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this annual filing, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. The primary market risks that we are exposed to include interest rate risk, foreign currency exchange rate risk, and inflation risk.
Interest rate risk and credit risk
We are exposed to interest rate risk in connection with future borrowings under our Revolving Credit Facility, which will bear interest annually at a floating rate based upon the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25%. As of December 31, 2015, no amounts were outstanding under our Revolving Credit Facility. We do not believe that we are exposed to material interest rate risk with respect to our Term Loan Facility, which bears interest at a fixed rate of 9.5% that is not subject to changes in market interest rates.
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
As of December 31, 2015, we held $17,929 of cash, $16,104 of cash equivalents, and $53,620 of available-for-sale investment securities. Cash equivalents were comprised of liquid money market funds with durations of less than 90 days, and available-for-sale investments were comprised of U.S. Treasury, U.S. government agency, commercial paper, and investment-grade corporate debt securities. Our investments bear interest primarily at fixed rates, have durations of less than two years, and are diversified across high-credit quality issuers. Therefore, we do not believe that our investment securities are subject to significant interest rate risk or credit risk. Nor do we believe that we are exposed to material interest rate risk with respect to cash, which is not subject to loss of principal due to fluctuations in interest rates and is held in readily available checking accounts with high quality financial institutions. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
For the years ended December 31, 2015, 2014, and 2013, approximately 10.5%, 11.2% and 10.7%, respectively, of our sales were denominated in foreign currencies.
Inflation risk
Inflation generally affects us by increasing our cost of labor and manufacturing and other costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2015, 2014 and 2013.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
EndoChoice Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of EndoChoice Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, redeemable members' capital and stockholders' equity/members' deficit and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EndoChoice Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Atlanta, Georgia
March 21, 2016

EndoChoice Holdings, Inc.
Consolidated Balance Sheets

in thousands (except share and per share data)	December 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$34,033	$13,761
Short-term marketable securities	33,872	—
Receivables, net	9,880	8,379
Inventories	17,473	13,637
Deferred income taxes	—	970
Prepaid expenses and other current assets	3,108	2,363
Total current assets	98,366	39,110
Long-term marketable securities	19,748	—
Property and equipment, net	11,523	9,668
Intangible assets, net	13,819	16,655
Goodwill	20,105	20,301
Deposits and other long-term assets	777	1,075
Total assets	$164,338	$86,809
Liabilities and Stockholders' Equity/Redeemable Members' Capital and Members' Deficit:
Current liabilities:
Accounts payable	$8,434	$5,127
Accrued expenses and other current liabilities	9,203	8,328
Current portion of deferred rent	85	55
Deferred revenue	812	1,278
Total current liabilities	18,534	14,788
Long-term debt, net of discount	42,643	38,939
Deferred rent, less current portion	761	607
Deferred income taxes	2,493	4,147
Other long-term liabilities	614	2,089
Total liabilities	65,045	60,570
Commitments and contingencies
Redeemable members' capital	—	125,418
Stockholders’ equity/members' deficit:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 24,886,516 shares issued and outstanding at December 31, 2015; no shares issued and outstanding at December 31, 2014	26	—
Additional paid-in capital	257,384	—
Accumulated deficit	(156,549)	(97,165)
Accumulated other comprehensive loss	(1,568)	(2,014)
Total stockholders’ equity/members' deficit	99,293	(99,179)
Total liabilities and stockholders’ equity/redeemable members' capital and members' deficit	$164,338	$86,809
See accompanying notes to consolidated financial statements.

EndoChoice Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
in thousands (except share and per share data)	2015	2014	2013
Revenues:
GI equipment and supplies	$58,454	$48,824	$38,772
GI pathology services	13,846	12,595	12,119
Net revenues	72,300	61,419	50,891
Cost of revenues:
GI equipment and supplies	43,745	33,815	21,502
GI pathology services	5,245	5,093	4,390
Cost of revenues	48,990	38,908	25,892
Gross profit	23,310	22,511	24,999
Operating expenses:
Research and development	17,288	21,702	16,617
Sales and marketing	30,367	27,660	18,148
General and administrative	23,158	16,456	11,355
Amortization of intangible assets	2,753	3,908	4,578
Operating expenses	73,566	69,726	50,698
Operating loss	(50,256)	(47,215)	(25,699)
Other income (expense):
Other income (expense)	(1,793)	(1,563)	327
Interest expense	(5,414)	(3,950)	(104)
Loss on early retirement of debt	(2,282)	—	—
Total other income (expense)	(9,489)	(5,513)	223
Net loss before income taxes	(59,745)	(52,728)	(25,476)
Income tax benefit (expense)	361	(916)	1,558
Net loss	(59,384)	(53,644)	(23,918)
Other comprehensive income (loss):
Foreign currency translation adjustments	562	(5,064)	3,050
Change in fair value of available-for-sale securities	(116)	—	—
Other comprehensive loss	446	(5,064)	3,050
Comprehensive loss	$(58,938)	$(58,708)	$(20,868)
Net loss per share attributable to common stockholders, basic and diluted	$(2.82)	$(4.30)	$(1.99)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	21,076,246	12,482,988	12,044,447
See accompanying notes to consolidated financial statements.

EndoChoice Holdings, Inc.
Consolidated Statements of Redeemable Members' Capital and Stockholders' Equity/Members' Deficit

	Members' Capital	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Total Redeemable Members' Capital	Accumulated Deficit	Accumulated Other Comprehensive Income			Additional Paid-in Capital	Total Stockholders' Equity / Members' Deficit
								Common Stock
in thousands								Shares	Par Value
Balance, December 31, 2012	$—	$5,134	$9,662	$5,443	$20,239	$(19,603)	$—	1	$—	$853	$(18,749)
Equity restructuring	21,093	(5,134)	(9,662)	(5,443)	854	—	—	(1)	—	(853)	(854)
Issuance of Class A member units	44,286	—	—	—	44,286	—	—	—	—	—	—
Issuance costs of member units	(2,194)	—	—	—	(2,194)	—	—	—	—	—	—
Issuance of Class C member units	40,000	—	—	—	40,000	—	—	—	—	—	—
Share redemptions	(3,885)	—	—	—	(3,885)	—	—	—	—	—	—
Unit-based compensation expense	24	—	—	—	24	—	—	—	—	—	—
Net loss	—	—	—	—	—	(23,918)	—	—	—	—	(23,918)
Foreign currency translation adjustment	—	—	—	—	—	—	3,050	—	—	—	3,050
Balance, December 31, 2013	99,324	—	—	—	99,324	(43,521)	3,050	—	—	—	(40,471)
Issuance of Class A member units	25,945	—	—	—	25,945	—	—	—	—	—	—
Issuance of Class B member units	126	—	—	—	126	—	—	—	—	—	—
Issuance of Class C member units	3	—	—	—	3	—	—	—	—	—	—
Unit-based compensation expense	20	—	—	—	20	—	—	—	—	—	—
Net loss	—	—	—	—	—	(53,644)	—	—	—	—	(53,644)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,064)	—	—	—	(5,064)
Balance, December 31, 2014	125,418	—	—	—	125,418	(97,165)	(2,014)	—	—	—	(99,179)
Issuance of Class A member units	31,000				31,000	—	—	—	—	—	—
Issuance of Class B member units	3				3	—	—	—	—	—	—
Corporate Conversion	(156,421)	—	—	—	(156,421)	—	—	17,581	18	156,403	156,421
Reclassification of warrant liability					—	—	—	—	—	1,085	1,085
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	7,053	7	94,179	94,186
Issuance of common stock under employee stock purchase plan and vesting of restricted stock	—	—	—	—	—	—	—	145	1	393	394
Exercise of stock options and warrants	—	—	—	—	—	—	—	108	—	96	96
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	5,228	5,228
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(116)	—	—	—	(116)
Net loss	—	—	—	—	—	(59,384)	—	—	—	—	(59,384)
Foreign currency translation adjustment	—	—	—	—	—	—	562	—	—	—	562
Balance, December 31, 2015	$—	$—	$—	$—	$—	$(156,549)	$(1,568)	24,887	$26	$257,384	$99,293
See accompanying notes to consolidated financial statements.

EndoChoice Holdings, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
in thousands	2015	2014	2013
Cash flows from operating activities:
Net loss	$(59,384)	$(53,644)	$(23,918)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,286	8,757	5,990
Loss on disposal of property and equipment	372	344	47
Non-cash interest expense and discount amortization	657	136	—
Amortization of premium on marketable securities, net	321	—	—
Change in fair value of warrant liability	435	—	—
Provision for doubtful accounts	979	466	992
Unrealized foreign currency (gain) loss	(486)	307	(358)
Deferred income taxes	(374)	890	(1,596)
Stock-based compensation	5,228	20	24
Loss on early retirement of debt	2,282	—	—
Loss on impairment of property and equipment	1,070	—	—
Changes in certain working capital components and other assets and liabilities:
Accounts receivable	(2,587)	(1,576)	(3,434)
Inventories	(4,026)	(2,743)	(9,231)
Prepaid expenses and other current assets	(940)	(1,196)	(2,948)
Other assets	394	287	(564)
Accounts payable, accrued expenses, and other liabilities	5,148	4,329	9,587
Net cash used in operations	(42,625)	(43,623)	(25,409)
Cash flows from investing activities:
Capital expenditures	(8,603)	(9,987)	(4,989)
Payments for acquisitions, net of cash acquired	—	—	(720)
Purchases of marketable securities	(55,352)	—	—
Proceeds from maturities of marketable securities	1,000	—	—
Net cash used in investing activities	(62,955)	(9,987)	(5,709)
Cash flows from financing activities:
Borrowings on line of credit	—	18,800	6,025
Payments on line of credit	—	(24,800)	(3,826)
Proceeds from term loan	43,000	40,000	—
Principal payments on term loan	(40,000)	—	—
Prepayment and end of term fees for early retirement of debt	(2,306)	—	—
Payments for debt financing fees	(417)	(522)	(78)
Principal payments on capital leases	—	(58)	(535)
Payments of contingent consideration	—	—	(1,010)
Share redemptions	—	—	(3,885)
Proceeds from issuance of member units, net	31,000	26,071	41,957
Proceeds from issuance of common stock in initial public offering, net of issuance costs	94,186	—	—
Proceeds from issuance of common stock under employee stock purchase plan	394	—	—
Proceeds from option exercises	96	5	135
Net cash provided by financing activities	125,953	59,496	38,783
Effect of exchange rate changes on cash and cash equivalents	(101)	(165)	250
Net increase in cash and cash equivalents	20,272	5,721	7,915
Cash and cash equivalents, beginning of year	13,761	8,040	125
Cash and cash equivalents, end of year	$34,033	$13,761	$8,040
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$4,622	$3,814	$104
Income taxes	$40	$14	$—
See accompanying notes to consolidated financial statements.

EndoChoice Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Background
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
The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations for the years ended December 31, 2015, 2014, and 2013. The Company has financed operations to date primarily through private placements of equity securities, borrowings under debt agreements, and the issuance of common stock in the initial public offering completed in June 2015. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to generate sufficient cash flow to meet its obligations and ultimately to attain profitable operations. Failure to increase sales of its products, manage discretionary expenditures, or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.
Equity Restructuring
On January 4, 2013, all of the issued and outstanding stock of EndoChoice, Inc. was exchanged for units of ECPM Holdings, LLC and EndoChoice, Inc. became a 100% owned subsidiary of ECPM. The exchange was accounted for using the historical cost basis of the net assets of EndoChoice, Inc. as the entities are under common control. ECPM was established on January 4, 2013 to secure $44,286 in additional capital from private equity sources to facilitate the acquisition of Peer Medical Ltd, an Israeli Company in the business of developing proprietary endoscopic systems for performing endoscopic examinations, and RMS Endoskopie Technik Stephen Wieth e.k. (RMS), a German company in the business of manufacturing, repairing, and distributing endoscopic systems. Concurrent with the exchange on January 4, 2013, additional shares in EndoChoice, Inc. were issued to existing and new shareholders and were subsequently converted to member units of ECPM.
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

Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation.

(2)	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of EndoChoice Holdings, Inc. (formerly ECPM Holdings, LLC prior to the corporate conversion discussed above; EndoChoice Innovation Center, Ltd.; EndoChoice GmbH; and Robert S. Smith, M.D., Inc. d/b/a EndoChoice Pathology ("EC Pathology")). The Company also owns a 67% interest in EndoChoice Israel, Ltd., which had no material transactions during the years ended December 31, 2015, 2014, and 2013. All significant intercompany transactions and balances were eliminated in consolidation.
Foreign Exchange Transactions
The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the average exchange rates in effect when the transaction occurs. The resulting foreign currency translation adjustments are recorded in other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in foreign currency are remeasured at exchange rates at the date of transaction with foreign currency gains (losses) recorded in other income (expense) in the consolidated statements of comprehensive loss. The Company recognized net foreign currency transaction gains (losses) of $(1,521), $(1,027) and $202 for the years ended December 31, 2015, 2014, and 2013, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, stock-based compensation, valuation of goodwill and identifiable intangibles, tax related contingencies and valuation allowances, allowances for doubtful accounts, inventory valuation, litigation contingencies, and certain accrued liabilities. Estimates are based on assumptions that we believe are reasonable under the circumstances. Actual results may differ given the inherent uncertainty of estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid marketable securities with remaining maturities at the purchase date of three months or less to be cash equivalents. The Company invests the majority of its cash in interest-bearing accounts in U.S. banks, and the Company’s foreign subsidiaries maintain cash accounts denominated in Euros and Shekels. Foreign currency accounts are remeasured to U.S. dollars at each month-end. At times, deposit balances in the U.S. may exceed the FDIC insured limit. The Company had $16,104 of money market funds classified as cash equivalents as of December 31, 2015. The Company held no money market funds classified as cash equivalents as of December 31, 2014.

Marketable Securities
The Company’s short-term and long-term marketable securities consist of U.S. Treasury securities, U.S. government agency securities, commercial paper, and corporate securities. The Company’s marketable securities are classified as available-for-sale and reported at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates the designations at each balance sheet date. The Company classifies marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities not classified as cash equivalents that have remaining maturities of less than one year are classified as short-term marketable securities, and marketable securities with remaining maturities one year or greater are classified as long-term marketable securities. The cost of marketable securities sold is based on the specific identification method. In addition, interest income for marketable debt securities is recorded when earned using an effective yield method, giving effect to the amortization of premiums and accretion of discounts.
The Company regularly reviews its marketable securities portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company’s intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded on our consolidated balance sheets at outstanding amounts, less the allowance for doubtful accounts. The allowance for doubtful accounts is set at a level that represents our best estimate of the amount of probable credit losses in our existing accounts receivable balance. The allowance is based on various factors, including an assessment of the collectability of specific customer accounts. In circumstances where a specific customer’s inability to meet its financial obligations is known or expected, we record a specific provision for bad debts to reduce the receivable to the amount that we believe will be collected. Accounts receivable are written off against the allowance for doubtful accounts when an account is deemed to be uncollectible.
During the years ended December 31, 2015, 2014 and 2013, the Company recorded bad debt expense of $979, $466, and $992, respectively. As of December 31, 2015 and 2014, the Company had an allowance for doubtful accounts of $940 and $860, respectively.
Inventories
Inventories are valued at lower of cost or market value. Cost includes all purchase, conversion, and other direct and indirect expenditures incurred in bringing the inventory to its existing condition and location. Wages and other related benefit costs of employees directly attributable to the production process and an allocated portion of other indirect production expenses (overhead) are included in inventory costs. Overhead includes both fixed and variable expenses which are allocated to inventory produced on a systematic basis. Cost is determined using the weighted average method. The Company regularly reviews inventory quantities on hand in consideration of projected future demand, product life cycles, design changes, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is computed using the straight-line method over the following estimated useful lives of the respective assets:

Years
Furniture and fixtures	7
Computers and software	2–5
Demonstration equipment	2
Machinery and equipment	7

Leasehold improvements are amortized over the lesser of the estimated useful life or lease term. Upon retirement or disposal of property and equipment, the related cost and accumulated depreciation are removed from the Company’s accounts, and any resulting gain or loss is recorded in the period of retirement or disposal.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and intangible assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of an asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the asset. If circumstances indicate potential impairment of a long-lived asset, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company determines fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value. In 2015, the Company recorded impairment charges of $1,070, primarily related to the replacement of certain demonstration equipment with newer versions of Fuse® as indicated in Note 6. No impairment charges related to long-lived assets were recorded during 2014 and 2013.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets from the businesses that we acquire. The Company reviews goodwill for impairment annually, or more frequently if indicators of impairment exist. The annual impairment test is conducted as of September 30.
The Company reviews goodwill for impairment by applying a quantitative impairment analysis using the two step method. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired, and we are not required to perform additional analysis. If the fair value of the reporting unit is less than its carrying value, the Company will recognize the amount of the impairment loss for any excess carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of December 31, 2015, there has been no impairment of goodwill.
Revenue Recognition
The Company generates revenue primarily from the sales of GI products and pathology services. The Company sells products through direct sales representatives in the U.S. and Germany and independent distributors in international markets. Sales to distributors are recorded when title and risk of loss transfer. No direct sales customers or distributors have price protection.
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery obligations to the customer related to the products or services have been satisfied; (3) the arrangement consideration is fixed or determinable; and (4) the collection of the revenues is reasonably assured. GI pathology service revenue is recognized as services are performed, net of estimated reimbursement adjustments by payors. These adjustments include contractual write-downs under health insurance contracts, rebates for billing errors, and out-of-network charges. These estimates are based on the terms of contracts with health insurance payors and historical collections experience. Revenue from endoscope repair services, included in GI equipment and supplies revenue, are recognized ratably over the life of the contract. Deferred revenue is recorded for consideration received that is not yet earned due to outstanding obligations related to sales of products and services. The Company’s policy is to classify shipping and handling costs billed to customers as revenues and the related expenses as costs of revenues.
Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the consolidated statements of comprehensive loss.
The Company accrues estimated warranty reserves at the time of shipment based on contractual obligations and historical experience of related repair costs. As of December 31, 2015 and 2014, the Company had an allowance for estimated warranty claims of $922 and $207, respectively, included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Cost of Revenues
Cost of revenues consist primarily of manufacturing overhead costs, direct material costs, and direct labor. A significant portion of our cost of revenues consists of manufacturing overhead costs, which include the cost of quality assurance, material procurement, inventory control, warehousing and shipment, facilities, equipment and operations supervision and management. Cost of revenues also includes depreciation expense for production equipment and certain direct costs such as shipping costs.
Research and Development
Research and development costs, including new product development, regulatory compliance and clinical research, are charged to operations as incurred in the consolidated statements of operations and comprehensive loss. Such costs include personnel-related costs, supplies, services, depreciation, allocated facilities overhead and information services, clinical trial and related clinical manufacturing expenses, fees paid to investigative sites and other indirect costs. Research and development expense for the years ended December 31, 2015, 2014, and 2013 includes $1,345, $3,422, and $5,749, respectively, of labor and overhead costs associated with certain engineering activities required to advance the design of the Fuse® product for manufacture.
Stock-Based Compensation
The Company accounts for stock-based compensation awards to employees and directors in accordance with the provisions of Accounting Standards Codification 718, Compensation — Stock Compensation. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award and recognizes the cost of awards expected to vest over the requisite service period.
The fair value of restricted stock awards is determined based on the closing price of the Company’s stock on the grant date. The fair value of stock option awards and employee stock purchase plan grants are determined on the grant date using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”). The determination of fair value on the grant date using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include but are not limited to the expected dividend yield, expected volatility over the term of the award, risk-free interest rate, expected term, and the actual and projected employee option exercise behavior.
Expected dividend yield: A zero percent dividend yield is assumed as the Company has not paid and does not expect to pay dividends on common stock.
Expected volatility: Volatility is estimated for each stock option grant based on a study of publicly traded industry peer companies. In evaluating similarity, the Company considered factors such as industry, stage of development, and size.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
Expected term: The expected term represents the period that option awards are expected to be outstanding. Due to our limited trading history as a public company as well as limitations on the sale or transfer of stock-based compensation awards granted prior to the initial public offering discussed in Note 1, we do not believe our historical exercise pattern is indicative of the pattern that we will experience as a publicly traded company. We have consequently used the simplified method available under Staff Accounting Bulletin ("SAB) 110 to calculate the expected term, which utilizes the midpoint between the vesting date and the end of the contractual term.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings, and tax planning strategies.
The income tax benefit or expense is the total current year income tax due or refundable and the change in deferred tax assets and liabilities. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of the tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2015 and 2014, the Company has not identified any uncertain tax positions that require adjustment to or disclosure in the accompanying consolidated financial statements. The Company’s federal and state income tax returns since 2011 are subject to examination by tax authorities and may change upon examination.
Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings, as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale marketable securities. These amounts are presented in the consolidated statements of operations and comprehensive loss and redeemable members' capital and stockholders’ equity/members' deficit.
Fair Value
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
Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period. Stock options, warrants, and restricted shares are considered to be common stock equivalents and are evaluated for dilutive effect using the treasury-stock method. Basic and diluted net loss per common share are the same for years ended December 31, 2015, 2014, and 2013 due to the Company's reported net losses during those periods and the exclusion of dilutive common stock equivalents from diluted weighted-average shares of common stock outstanding.

Adoption of New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowances, to be classified as non-current on the balance sheet. The standard is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The guidance was early adopted in the fourth quarter of 2015, as permitted, on a prospective basis. The adoption affected only the presentation of deferred taxes on the consolidated balance sheets and had no impact on the Company's results of operations.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 will require an entity to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset, consistent with the treatment of debt discounts. The amendment does not change the recognition and measurement guidance for debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. The Company early adopted ASU 2015-03 in June 2015, as permitted, and applied the new guidance retrospectively to the consolidated balance sheet as of December 31, 2014. There was no impact from the early adoption of ASU 2015-03 on the Company's results of operations.

	December 31, 2014
	Prior to Adoption of ASU 2015-03	Effect of Adoption	As Adopted
Prepaid expenses and other current assets	$2,774	$(411)	$2,363
Total current assets	39,521	(411)	39,110
Total assets	87,220	(411)	86,809

Long-term debt	$39,350	$(411)	$38,939
Total liabilities	60,981	(411)	60,570
Future Adoption of Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the future adoption of this standard, but the adoption is not expected to have a material effect on the consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for inventory for entities using FIFO or average cost from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The standard is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company is currently evaluating the impact of the future adoption of this standard, but the adoption is not expected to have a material effect on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern at each annual and interim period. Related footnote disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year after the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The ASU defines substantial doubt using a likelihood threshold of “probable” similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the future adoption of this standard, but the adoption is not expected to have a material effect on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as specified in ASU 2015-14, is now effective for reporting periods beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the future adoption of this standard.

(3)	Fair Value Measurements
As of December 31, 2015, the Company holds a portfolio of available-for-sale marketable securities recorded at fair value on the consolidated balance sheets (as discussed in Note 4). The Company had no marketable securities as of December 31, 2014. Other financial assets and liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 that require fair value disclosure include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The estimated fair values of these financial assets and liabilities as of December 31, 2015 and 2014 reasonably approximate their respective carrying values as reported within the consolidated balance sheets.
As of December 31, 2015 and 2014, contingent liabilities for accrued earn-out consideration were categorized as Level 3 within the fair value hierarchy and were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value. These liabilities are adjusted if deemed necessary and have been recorded in other long-term liabilities within the consolidated balance sheets. The increases or decreases in the fair value of these contingent consideration liabilities can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measures are based on significant inputs that are not observable in the market, they are categorized as Level 3.
As of December 31, 2014, warrants issued to Triple Point Capital, LLC in connection with the Growth Capital Facility (as defined in Note 10) were categorized as Level 3 within the fair value level hierarchy. As a result of the corporate conversion on June 4, 2015 (see Note 1), the warrants were converted from warrants to purchase 2,091,175 Class A member units in ECPM Holdings, LLC at an exercise price of $0.96 to warrants to purchase 183,100 shares of EndoChoice Holdings, Inc. common stock at an exercise price of $10.95. Accordingly, the warrant liability was remeasured to fair value on the date of the corporate conversion and reclassified from other long-term liabilities to additional paid-in capital on the condensed consolidated balance sheet. The Company recognized losses of $435 within other expense on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2015, respectively, due to increases in the fair value of the warrant liability during those periods through the date of the corporate conversion. The fair value of the warrant liability was determined using the Black-Scholes-Merton option pricing model, which resulted in an estimate of fair value at the time of conversion that was consistent with the value of the common shares issued to the warrant holders upon the full exercise of the warrants on June 16, 2015.
For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the period:

Fair value measurements using significant unobservable inputs (level 3):	Contingent liabilities for accrued earn-out acquisition consideration	Warrants
Balance as of January 1, 2014	$673	$—
Foreign currency translation adjustments	(41)	—
Issuance of warrants	—	650
Balance as of December 31, 2014	632	650
Foreign currency translation adjustments	(31)	—
Remeasurement to fair value	(208)	435
Reclassification from other long-term liabilities to additional paid-in-capital	—	(1,085)
Balance as of December 31, 2015	$393	$—
Within the consolidated balance sheets, the current portion of contingent liabilities for accrued earn-out acquisition consideration are included in accrued expenses and other current liabilities, while the non-current portion is included in other long-term liabilities. The determination of current versus non-current is made based on the expected timing of the payments from the balance sheet date. Amounts expected to be paid within twelve months of the balance sheet date are classified as current, and amounts expected to be paid after twelve months from the balance sheet date are classified as non-current. As of December 31, 2015, $110 and $283 of contingent liabilities for accrued-earnout acquisition consideration were included in accrued expenses and other current liabilities and other long-term liabilities, respectively. As of December 31, 2014, all contingent liabilities for accrued-earnout acquisition consideration were classified as non-current and included within other long-term liabilities.

(4)	Marketable Securities
The table below summarizes the Company’s available-for-sale marketable securities' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as short-term marketable securities or long-term marketable securities as of December 31, 2015 (refer to Note 2 for discussion of our fair value hierarchy). The Company had no marketable securities as of December 31, 2014.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
U.S. Treasuries	$4,017	$—	$(10)	$4,007	$2,004	$2,003
U.S. government agencies	3,656	—	(9)	3,647	1,556	2,091
Subtotal	7,673	—	(19)	7,654	3,560	4,094
Level 2:
Commercial paper	3,998	—	—	3,998	3,998	—
Corporate securities	42,065	1	(98)	41,968	26,314	15,654
Subtotal	46,063	1	(98)	45,966	30,312	15,654
Total	$53,736	$1	$(117)	$53,620	$33,872	$19,748

The amortized cost and fair value of short-term and long-term marketable securities as of December 31, 2015 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized Cost	Fair Value
Due to mature:
Less than one year	$33,929	$33,872
One to two years	19,807	19,748
Total	$53,736	$53,620

No realized gains and losses were recognized on the sale of marketable securities for any of the periods presented. As of December 31, 2015, net unrealized losses of $116, net of tax, were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. There were no transfers between Level 1 and Level 2 fair value measurements during the year ended December 31, 2015, and there were no changes in the valuation techniques used by the Company.

(5)	Inventories
Inventories consisted of the following:

	December 31,
	2015	2014
Raw materials	$6,821	$4,428
Work-in-process	3,113	3,282
Finished goods	7,539	5,927
Total inventories	$17,473	$13,637

(6)	Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2015	2014
Furniture and fixtures	$1,229	$925
Leasehold improvements	2,244	2,053
Computers and software	3,245	2,864
Demonstration equipment	8,414	6,553
Machinery and equipment	6,428	3,666
Construction in progress	1,015	—
Total	22,575	16,061
Accumulated depreciation	(11,052)	(6,393)
Property and equipment, net	$11,523	$9,668
Depreciation expense was $5,533, $4,849, and $1,412 for the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, we recognized an impairment of $1,029 on demonstration equipment due to the replacement of certain of this equipment with newer versions of Fuse®. The loss is recorded in sales and marketing expense in the consolidated statements of operations and comprehensive loss. No impairment on demonstration equipment was recognized during the years ended December 31, 2014 and 2013.

(7)	Goodwill and Other Intangible Assets
The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for amortizable intangible assets as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$1,683	$(732)	$951	$1,845	$(595)	$1,250
Developed technology	20,498	(7,687)	12,811	20,435	(5,109)	15,326
Other intangible assets	2,198	(2,141)	57	2,203	(2,124)	79
Total amortizable intangible assets	$24,379	$(10,560)	$13,819	$24,483	$(7,828)	$16,655

Unamortizable intangible assets:
Goodwill	$20,105	$—	$20,105	$20,301	$—	$20,301
The Company recorded amortization expense related to the amortizable intangible assets of $2,753, $3,908, $4,578 for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, estimated aggregate future amortization expense for the intangible assets is as follows:

Estimated amortization expenses:
2016	$2,735
2017	2,735
2018	2,735
2019	2,735
2020	2,721
Thereafter	158
Total	$13,819

Changes in the carrying amount of amortizable intangible assets and goodwill for the years ended December 31, 2015 and 2014 are as follows:

Amortizable intangible assets:
Balance at December 31, 2014	$16,655
Amortization	(2,753)
Foreign currency translation adjustment	(83)
Balance at December 31, 2015	$13,819

Goodwill:
Balance at December 31, 2014	20,301
Foreign currency translation adjustment	(196)
Balance at December 31, 2015	$20,105

(8)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2015	2014
Payroll and employee related expenses	$4,787	$4,293
Accrued warranty costs	922	207
Sales and other taxes payable	320	438
Other accrued liabilities	3,174	3,390
Accrued expenses and other current liabilities	$9,203	$8,328

(9)	Debt
The Company had $42,643 and $38,939 in total debt outstanding, net of discount, as of December 31, 2015 and December 31, 2014, respectively, which is fully included in long-term debt on our consolidated balance sheets. Effective June 30, 2015, the Company refinanced its outstanding debt by entering into a new term loan credit and security agreement (the "Term Loan Credit Agreement") and a new revolving loan credit and security agreement (the "Revolving Loan Credit Agreement", and together with the Term Loan Credit Agreement, the "Credit Agreements") each dated June 30, 2015 (the "Closing Date") by and among EndoChoice and certain of its subsidiaries, MidCap Financial Trust, and Silicon Valley Bank.
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
Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 2.95% on the $43,000 advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee is accrued as additional interest expense using the effective interest rate method over the term of the loan.
We incurred debt issuance costs of $417 in connection with entering into the Term Loan Facility. Pursuant to our adoption of ASU 2015-03 as discussed in Note 2, we recognized the debt issuance costs, including deferred financing costs, as a direct deduction from the carrying amount of the long-term debt outstanding under the Term Loan Facility. The debt issuance costs will be amortized each period after the Closing Date using the effective interest method and will be reported as interest expense.

Proceeds from the Term Loan Facility were used to voluntarily prepay $40,000 of outstanding loans under the Growth Capital Loan and Security Agreement dated February 18, 2014 with Triple Point Capital, LLC (the "Growth Capital Facility"), to pay $2,306 of prepayment and end of term fees, and to pay $517 of other fees and expenses in connection with the refinancing.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of December 31, 2015. The Revolving Credit Facility expires on June 30, 2020.
Early Debt Retirement
Concurrently with entering into the Credit Agreements described above, on June 30, 2015, the Company repaid all outstanding loans under and terminated the Growth Capital Facility with Triple Point Capital, LLC. In connection with such termination, the Company recognized a loss on early retirement of debt of $2,282 in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015. In accordance with Accounting Standards Codification (“ASC”) 470 - Debt, the loss on early retirement of debt was calculated based on the difference between the amount paid to retire the debt less its net carrying value on the repayment date, adjusted for the write-off of certain unamortized balances such as deferred financing costs and debt discounts. No loss on early retirement of debt was recognized during the years ended December 31, 2014 and 2013.
Also concurrently with entering into the Credit Agreements described above, on June 30, 2015, the Company terminated the Loan and Security Agreement dated as of September 9, 2013 for its line of credit with Silicon Valley Bank. There were no outstanding amounts owed under the line of credit with Silicon Valley Bank at the time of termination.
Debt Repayment Schedule
As of December 31, 2015, the outstanding debt repayment schedule is as follows:

2018	$17,200
2019	17,200
2020	8,600
Principal amounts repayable	43,000
Unamortized debt discount	(357)
Total long-term debt, net of discount	$42,643

In addition to principal amounts repayable, end of term fees of $1,269 are due at maturity of the Term Loan Facility. A liability for end of term fees is accreted each period using our effective borrowing rate with a corresponding charge to interest expense. As of December 31, 2015, the Company has accrued $118 for end of term fees within other long-term liabilities on the consolidated balance sheets.

(10)	Commitments and Contingencies
Operating Leases
The Company has certain minimum obligations under noncancelable operating lease agreements, principally in connection with office and warehouse space, which contain provisions for rent-free periods. The total amount of rental payments due over the lease terms are being charged to rent expense using the straight-line method over the terms of the leases. In October 2015, the Company entered into a noncancelable operating lease for additional office space in Alpharetta, Georgia and extended the terms of its other leases in Alpharetta, Georgia to conform all of the leases to a common end date in the second quarter of 2022.
Rent expense associated with noncancelable operating leases totaled $1,359, $1,188, and $848 for the years ended December 31, 2015, 2014, and 2013, respectively.
Future minimum lease payments under noncancelable operating leases at December 31, 2015 are as follows:

Amount
Year:
2016	$1,610
2017	1,714
2018	1,494
2019	1,466
2020	956
Thereafter	1,183
Total	$8,423
Legal Matters
The Company is party to various lawsuits and claims arising in the ordinary course of business. While the results of lawsuits or other proceedings against the Company cannot be predicted with certainty, in the opinion of management, such matters are adequately reserved for, or if not so reserved are without merit, or are of a nature that if disposed of unfavorably, involve amounts that would not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

(11)	Stock-based Compensation
Equity Incentive Plans
Our equity incentive plans are broad-based, long-term programs intended to attract, motivate, and retain talented non-employee directors, officers, and employees and to align their interests with stockholders. For the year ended December 31, 2015, the Company made new grants under the following equity incentive plans:
2015 Omnibus Equity Incentive Plan
In June 2015, the Company adopted the 2015 Omnibus Equity Incentive Plan (the "2015 Plan"). The 2015 plan allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards, and other stock-based awards to eligible individuals. It is the Company's policy that before stock is issued through the exercise of stock options, the Company must first receive all required cash payment for such shares. Upon the exercise of options, the Company issues new common stock from its authorized shares.
A total of 1,260,664 shares of our common stock were reserved for issuance under the 2015 Plan. As of December 31, 2015, 578,713 stock options and 649,067 shares of restricted stock have been granted under the 2015 Plan. The 2015 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2015 Plan on January 1 of each year during the period beginning January 1, 2016 and ending on (and including) January 1, 2025. The annual increase in the number of shares will be equal to four percent (4%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that our board of directors is authorized to act prior to the first day of any calendar year to determine if the increase will be a lesser number of shares of common stock than would otherwise occur.

Employee Stock Purchase Plan
In June 2015, the Company adopted an Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to allow our eligible employees to purchase shares of our common stock with accumulated payroll deductions of up to 15% of eligible compensation, subject to a purchase limitation of the lesser of 5,000 shares per offering period or $25 in fair market value of shares of common stock (determined at the time the option to purchase shares under the ESPP is granted) per annual period. The first offering period under the ESPP began on July 1, 2015 and concluded on December 31, 2015. During the year ended December 31, 2015, 55,076 shares of common stock were issued under the ESPP, and $165 of stock-based compensation expense was recognized related to the ESPP.
2013 Incentive Unit Plan
In January 2013, the Company adopted the 2013 Incentive Unit Plan (the "2013 Plan"). The 2013 plan allowed for the granting of incentive unit awards to employees, non-employee directors, and consultants. Incentive units were converted to 274,808 shares of common stock and 579,869 shares of restricted stock upon the Company's corporate conversion discussed in Note 1. Of the 579,869 shares of restricted stock, 149,086 were related to incentive unit awards granted during 2015. No new awards may be made under the 2013 Plan subsequent to the Company's corporate conversion on June 4, 2015; however, 497,323 shares of restricted stock granted under the plan are outstanding as of December 31, 2015 and continue to vest pursuant to the terms of their original award agreements.
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
Stock Options
Following is a summary of stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	341,345	$2.30	5.2 years
Granted	578,713	15.89
Exercised	(41,455)	8.11
Forfeited	(30,203)	15.54
Outstanding at December 31, 2015	848,400	11.10	7.7 years	$1,804
Vested and expected to vest at December 31, 2015	781,400	10.70	7.5 years	1,804
Vested and exercisable at December 31, 2015	304,745	$2.58	4.2 years	$1,804
We estimate the fair value of stock options at the grant date using the Black-Scholes-Merton option pricing model. The weighted-average grant-date fair value of stock options granted for the year ended December 31, 2015 was $6.38. No stock options were granted during the years ended December 31, 2014 and 2013. As of December 31, 2015, there was $2,953 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.6 years.

The aggregate pre-tax intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $456, $326, and $38, respectively. Cash received for options exercised during the years ended December 31, 2015, 2014, and 2013 was $96, $5, and $135, respectively.
Restricted Stock
Following is a summary of the restricted stock activity for the year ended December 31, 2015:

	Number of Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2014	715,577	$3.28
Granted	798,153	15.92
Vested	(366,722)	4.33
Forfeited	(63,215)	11.14
Unvested at December 31, 2015	1,083,793	$12.39

For years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value of shares granted was $15.92, $5.53, and $2.69, respectively. For the years ended December 31, 2015, the total fair value of restricted stock vested was $5,339. No shares of restricted stock vested in 2014 and 2013.
As of December 31, 2015, total unrecognized compensation cost related to restricted stock shares was $9,464, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.1 years.
Estimated Grant Date Fair Values
The Company estimated the grant-date fair values of restricted stock grants made after the initial public offering on June 5, 2015 based on the adjusted closing price of EndoChoice Holdings, Inc. common shares on the respective grant dates. For grants made prior to our initial public offering, the Company estimated the underlying grant-date fair values of the restricted stock shares using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Guide").
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
Modification
All holders of shares of restricted stock of EndoChoice as of June 30, 2015 originally held incentive units of ECPM Holdings, LLC prior to the corporate conversion discussed in Note 1. On May 7, 2015, the terms of the incentive unit awards were modified to provide for the exchange of unvested incentive units for unvested shares of restricted stock upon consummation of the corporate conversion. Under the original terms of the incentive award agreements, unvested incentive units were to be canceled and forfeited upon a liquidity event. In accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation, the aforementioned change of terms resulted in a modification of the vesting terms for unvested incentive units and re-measurement of fair value for purposes of determining stock-based compensation expense. As a result of the modification, total unrecognized compensation cost for incentive unit grants to 55 employees and non-employee directors increased from $2,353 to $5,160, net of estimated forfeitures.

Stock-based Compensation Expense
Stock-based compensation expense is recorded within the operating expense captions in the consolidated statements of operations and comprehensive loss based on the employees receiving the awards. We recognized stock-based compensation expense as follows for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$143	$—	$—
Research and development	623	4	5
Sales and marketing	688	4	5
General and administrative	3,774	12	14
Total	$5,228	$20	$24
Stock-based compensation expense during the year ended December 31, 2015 includes $3,496 of previously unrecognized compensation cost that was incurred in June 2015 for restricted stock grants that vested in connection with our initial public offering, or IPO, discussed in Note 1. The restricted stock grants made prior to the IPO contained vesting criteria based on both service (four years) and performance (the achievement of a minimum valuation threshold upon a liquidity event or initial public offering). The minimum valuation threshold was achieved in connection with our IPO.
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

	Years Ended December 31,
	2015	2014	2013
Stock Options
Risk free interest rate	1.6%	—%	—%
Expected term (in years)	5.0	0	0
Expected volatility	45.0%	—%	—%
Dividend yield	—%	—%	—%
Weighted average fair value at grant date	$6.38	$—	$—
Employee Stock Purchase Plan
Risk free interest rate	0.1%	—%	—%
Expected term (in years)	0.5	0	0
Expected volatility	47.0%	—%	—%
Dividend yield	—%	—%	—%
Weighted average fair value at grant date	$4.65	$—	$—

(12)	Net Loss per Common Share
After giving effect to the corporate conversion as described in Note 1, the following table provides a reconciliation of the numerator and denominator used in calculating basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014, and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to common stockholders	$(59,384)	$(53,644)	$(23,918)
Denominator:
Weighted-average common shares outstanding - basic	21,076,246	12,482,988	12,044,447
Dilutive effect of stock options, warrants, and restricted stock units¹	—	—	—
Weighted-average common shares outstanding - diluted	21,076,246	12,482,988	12,044,447
Net loss per share attributable to common stockholders - basic and diluted	$(2.82)	$(4.30)	$(1.99)
¹Potentially dilutive stock options, warrants, and restricted stock were excluded from the calculation of diluted weighted-average shares outstanding as they would have had an anti-dilutive effect due to losses reported during the years ended December 31, 2015, 2014, and 2013.
The treasury stock method is used to determine the dilutive effect of the Company’s potentially dilutive securities. The following securities were excluded from the calculation of diluted shares outstanding due to their anti-dilutive effect:

	December 31,
	2015	2014	2013
Stock options	848,400	341,345	391,526
Warrants for common stock	4,061	187,161	4,061
Restricted stock	1,083,793	—	—
Total	1,936,254	528,506	395,587

(13)	Income Taxes
For the years ended December 31, 2015, 2014, and 2013, net loss before income taxes consists of the following:

	2015	2014	2013
U.S. operations	$(57,726)	$(57,444)	$(14,458)
Foreign operations	(2,019)	4,716	(11,018)
	$(59,745)	$(52,728)	$(25,476)
Income tax benefit (expense) attributable to net loss consists of the following for the years ended December 31, 2015, 2014, and 2013:

	Current	Deferred	Total
Year ended December 31, 2015:
U.S. federal	$—	$—	$—
State and local	(13)	—	(13)
Foreign jurisdiction	—	374	374
	$(13)	$374	$361
Year ended December 31, 2014:
U.S. federal	$—	$—	$—
State and local	(8)	—	(8)
Foreign jurisdiction	(18)	(890)	(908)
	$(26)	$(890)	$(916)
Year ended December 31, 2013:
U.S. federal	$—	$—	$—
State and local	(38)	—	(38)
Foreign jurisdictions	—	1,596	1,596
	$(38)	$1,596	$1,558
The effective tax rates for the years ended December 31, 2015, 2014 and 2013 are lower than the federal statutory rate primarily due to the favorable foreign tax rate differential and valuation allowances. A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Tax at statutory rate	34.00%	34.00%	34.00%
State taxes	10.64%	2.64%	1.55%
Other/permanent items	(2.63)%	(0.28)%	(2.58)%
Foreign rate differential	(0.22)%	0.60%	(2.81)%
Change in valuation allowance	(41.19)%	(38.68)%	(23.96)%
Effective tax rate	0.60%	(1.72)%	6.20%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$334	$310
Inventories	521	370
Compensated absences, principally due to accrual for financial reporting purposes	244	300
Compensated bonuses, principally due to accrual for financial reporting purposes	465	411
Net operating loss carryforwards	52,065	30,465
Property and equipment, principally due to differences in depreciation	1,519	875
Other	1,311	658
Total gross deferred tax assets	56,459	33,389
Less valuation allowance	(55,842)	(32,212)
Net deferred tax assets	617	1,177
Deferred tax liabilities:
Intangibles	(3,110)	(4,038)
Other	—	(316)
Total gross deferred liabilities	(3,110)	(4,354)
Net deferred tax liability	$(2,493)	$(3,177)
As discussed in Note 2, the Company elected to early adopt Accounting Standards Update ("ASU") 2015-17 on a prospective basis, which resulted in all deferred taxes being netted on a jurisdictional basis and reported as non-current on the consolidated balance sheet as of December 31, 2015. As permitted when applying ASU 2015-17 on a prospective basis, the presentation of deferred taxes on the consolidated balance sheet as of December 31, 2014 was not changed. The net deferred tax liability as of December 31, 2014 includes $970 of current deferred tax assets, $207 of non-current deferred tax assets and $4,354 of non-current deferred tax liabilities. The non-current deferred taxes have been netted together in the consolidated balance sheet as of December 31, 2014.
The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was ($55,842) and ($32,212), respectively. The valuation allowances at December 31, 2015 and 2014 were primarily related to federal, state, and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. No liability for uncertain tax positions has been recorded as of December 31, 2015 or December 31, 2014.
As of December 31, 2015, the Company has operating loss carryforwards for federal income tax purposes of $124,822, which are available to offset future federal taxable income, if any, through 2035. The Company has operating loss carryforwards for state income tax purposes of $128,730, which are available to offset future state taxable income through 2035. The Company has operating loss carryforwards from its international jurisdictions of $5,422, which are available to offset future taxable income indefinitely. Future sales of equity and other transactions could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any.

(14)	Segment, Geographical, and Customer Concentration
The Company is globally managed as one reportable segment, which is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The Company’s geographic regions consist of the United States and other areas, which are referred to as international.
The following table represents net revenues by geographic area based on the location of the customer during the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
United States	$64,675	$54,570	$45,457
International	7,625	6,849	5,434
Total	$72,300	$61,419	$50,891
For the years ended December 31, 2015, 2014, and 2013, no customers accounted for greater than 10% of revenues. Additionally, no customers accounted for greater than 10% of accounts receivable as of December 31, 2015 or 2014.
The composition of the Company’s long-lived assets, consisting of property and equipment, amortizable intangible assets, and goodwill by geographic area is set forth below:

	December 31,
	2015	2014
United States	$7,694	$6,516
Israel	31,694	33,855
Other Regions	6,059	6,253
Total	$45,447	$46,624

(15)	Retirement Plans
EndoChoice, Inc. has a 401(k) plan covering all of its U.S. employees after one month of employment. The 401(k) plan provides for discretionary matching contributions, and a discretionary profit sharing contribution by the Company, as determined by the board of directors. The Company made no matching or profit sharing contributions to the 401(k) plan during 2015, 2014, or 2013.
EndoChoice Innovation Center, Ltd. contributes to severance pay funds and insurance policies on behalf of its employees, as required by Israeli law. The Company made a total of approximately $987, $802, and $360 of such contributions during 2015, 2014, and 2013, respectively.
EndoChoice GmbH maintains pension plans in accordance with German law and an additional retirement plan for certain employees (together, "German Retirement Plans"). The Company contributed approximately $0, $5, and $3 to the German Retirement Plans during 2015, 2014, and 2013, respectively. EndoChoice GmbH also maintains a discretionary savings plan for its employees and contributed approximately $20, $2, and $5 to this plan during 2015, 2014, and 2013, respectively.

(16)    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year Ended December 31, 2015
Net revenues	$16,748	$18,642	$18,363	$18,547
Gross profit	5,579	6,533	6,141	5,057
Operating loss	(12,451)	(14,824)	(10,443)	(12,538)
Net loss	(15,274)	(19,487)	(11,578)	(13,045)
Net loss per share attributable to common stockholders, basic and diluted¹	$(1.00)	$(1.01)	$(0.47)	$(0.53)

Year Ended December 31, 2014
Net revenues	$13,847	$15,081	$14,169	$18,322
Gross profit	6,394	5,291	5,791	5,035
Operating loss	(10,138)	(12,566)	(11,710)	(12,801)
Net loss	(10,878)	(13,708)	(14,027)	(15,031)
Net loss per share attributable to common stockholders, basic and diluted¹	$(0.90)	$(1.13)	$(1.16)	$(1.10)
¹Net loss per share is calculated independently for each quarter presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the year.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2013
Allowance for doubtful accounts	315	992	(267)	1,040
Deferred income tax valuation allowance	5,653	6,351	—	12,004
Year ended December 31, 2014
Allowance for doubtful accounts	1,040	466	(646)	860
Deferred income tax valuation allowance	12,004	20,208	—	32,212
Year ended December 31, 2015
Allowance for doubtful accounts	860	979	(899)	940
Deferred income tax valuation allowance	32,212	23,630	—	55,842

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

Part III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the "Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Conduct and Ethics for Members of Our Board of Directors, as well as a Code of Ethics for Our Senior Executive and Financial Officers (together, our “Codes of Conduct and Ethics”). Our Codes of Conduct and Ethics may be found on our website (www.endochoice.com) under Investors, then Corporate Governance. Any amendments to, or waivers of, our Codes of Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.
The other information required by this Item is incorporated by reference from our Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information set forth in the sections of the Proxy Statement titled "Director Compensation" and "Executive Compensation."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the information set forth in the section of the Proxy Statement titled "Beneficial Ownership of the Company's Securities."
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the information set forth in the sections of the Proxy Statement titled "Proposal 1 - Election of Directors" and "Certain Relationships and Related Party Transactions."
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the information set forth in the section of the Proxy Statement titled "Ratification of the Appointment of the Independent Registered Public Accounting Firm."
With the exception of the information specifically incorporated by reference in Part III to this Annual Report from our Proxy Statement, our Proxy Statement shall not be deemed to be filed as part of this report.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:
The Financial Statements of the Company are included herein as required under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See Index to Financial Statements on page 79.
    (2) Financial Statement Schedule:
For the three fiscal years ended December 31, 2015 — Schedule II Valuation and Qualifying Accounts
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3) Exhibits:
See (b) below.
(b) Exhibits:
The exhibits listed on the "Index to Exhibits" immediately following the signature page of this Form 10-K are filed or incorporated by reference into this Annual Report.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the dates indicated below.

EndoChoice Holdings, Inc.
(Registrant)

Name	Title	Date

/s/ Mark G. Gilreath	Chief Executive Officer and Director	March 21, 2016
Mark G. Gilreath	(Principal Executive Officer)

/s/ David N. Gill	President and Chief Financial Officer	March 21, 2016
David N. Gill	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	March 21, 2016
R. Scott Huennekens

*	Director	March 21, 2016
James R. Balkcom

*	Director	March 21, 2016
J. Scott Carter

*	Director	March 21, 2016
D. Scott Davis

*	Director	March 21, 2016
William R. Enquist

*	Director	March 21, 2016
Dr. Uri Geiger

*	Director	March 21, 2016
David L. Kaufman

*	Director	March 21, 2016
David H. Mowry

*	Director	March 21, 2016
Rurik G. Vandevenne

*BY: /s/ David N. Gill	As Attorney-In-Fact	March 21, 2016
David N. Gill

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of EndoChoice Holdings, Inc. (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q filed August 6, 2015)
3.2	Bylaws of EndoChoice Holdings, Inc. (incorporated by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q filed August 6, 2015)
4.1	Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)
10.1
Second Amended and Restated Limited Liability Company Agreement, dated as of March 4, 2015, by and among ECPM Holdings, LLC and the members party thereto (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.2
Investor Rights Agreement, dated as of January 4, 2013, by and among ECPM Holdings, LLC and the investors party thereto (incorporated by reference from Exhibit 10.2 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.3
Registration Agreement, dated as of January 4, 2013, by and among ECPM Holdings, LLC, Avraham Levy, and the investors party thereto (incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.4
First Amendment to Registration Agreement, dated as of October 30, 2014, by and among ECPM Holdings, LLC and the parties thereto (incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.5
Second Amendment to Registration Agreement, dated as of March 4, 2015, by and among ECPM Holdings, LLC and the parties thereto (incorporated by reference from Exhibit 10.5 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.6
Voting Agreement, dated as of January 4, 2013, by and among ECPM Holdings, LLC, Council Capital II, LP, Envest III, LLC, River Cities Capital Fund IV, L.P., and the investors party thereto (incorporated by reference from Exhibit 10.6 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.7
Credit and Security Agreement (Term Loan) dated as of June 30, 2015, by and among EndoChoice Holdings, Inc., the other parties thereto that are designated as borrowers, MidCap Financial Trust as Administrative Agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed July 2, 2015)

10.8
Credit and Security Agreement (Revolving Loan) dated as of June 30, 2015, by and among EndoChoice Holdings, Inc., the other parties thereto that are designated as borrowers, MidCap Financial Trust as Administrative Agent and as a lender, and the other lenders party thereto (incorporated by reference from Exhibit 10.2 our Current Report on Form 8-K filed July 2, 2015)

10.9†	EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-204938) filed June 12, 2015)
10.10†
Form of Nonqualified Stock Option Agreement for EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.12 to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.11†
Form of Incentive Stock Option Agreement for EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.22 to our Registration Statement on Form S-1 (Registration No. 333-203883) filed May 5, 2015)

10.12†
Form of Restricted Stock Award Agreement for EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.23 to our Registration Statement on Form S-1 (Registration No. 333-203883) filed May 5, 2015)

10.13†	Israeli Appendix to EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 5, 2015)
10.14†	ECPM Holdings, LLC 2013 Incentive Unit Plan (incorporated by reference from Exhibit 10.16 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)
10.15†
First Amendment to the ECPM Holdings, LLC 2013 Incentive Unit Plan (incorporated by reference from Exhibit 10.17 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.16†
Second Amendment to the ECPM Holdings, LLC 2013 Incentive Unit Plan (incorporated by reference from Exhibit 10.18 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.17†
Form of Incentive Unit Award Agreement for ECPM Holdings, LLC 2013 Incentive Unit Plan (incorporated by reference from Exhibit 10.19 to our Registration Statement on Form S-1 (Registration No. 333-203883) filed May 5, 2015)

10.18†
Form of Section 3(i) Incentive Unit Award Agreement for ECPM Holdings, LLC 2013 Incentive Unit Plan (for employees in Israel) (incorporated by reference from Exhibit 10.20 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.19†
Form of 102 Capital Gains Track Incentive Unit Award Agreement for ECPM Holdings, LLC 2013 Incentive Unit Plan (for employees in Israel) (incorporated by reference from Exhibit 10.21 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.20†
EndoChoice, Inc. 2007 Stock Incentive Plan as assumed by ECPM Holdings, LLC and amended and restated effective January 4, 2013 (incorporated by reference from Exhibit 10.13 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.21†
Form of Stock Option Award Agreement for EndoChoice, Inc. 2007 Stock Incentive Plan (Employees) (incorporated by reference from Exhibit 10.14 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.22†
Form of Stock Option Award Agreement for EndoChoice, Inc. 2007 Stock Incentive Plan (Non-Employee Directors) (incorporated by reference from Exhibit 10.15 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.23†	EndoChoice Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 (Registration No. 333-204938) filed June 12, 2015)

i

10.24†*	Israeli Appendix to EndoChoice Holdings, Inc. Employee Stock Purchase Plan
10.25†	2010 Israeli Share Option Plan (incorporated by reference from Exhibit 10.5 to our Registration Statement on Form S-8 (Registration No. 333-204938) filed June 12, 2015)
10.26†
2014 Declaration of Amendment to Peer Medical LTD. 2010 Israeli Share Option Plan (incorporated by reference from Exhibit 10.6 to our Registration Statement on Form S-8 (Registration No. 333-204938) filed June 12, 2015)

10.27†
Third Amended and Restated Employment Agreement, dated as of May 1, 2015, by and between ECPM Holdings, LLC and Mark G. Gilreath (incorporated by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 333-203883) filed May 5, 2015)

10.28†*	Amended and Restated Employment Agreement, dated as of March 3, 2016, by and between EndoChoice Holdings, Inc. and David N. Gill
10.29†
Employment Agreement, dated as of February 18, 2013, by and between ECPM Holdings, LLC and Kevin V. Rubey (incorporated by reference from Exhibit 10.27 to our Registration Statement on Form S-1 (Registration No. 333-203883) filed May 5, 2015)

10.30
Loan and Security Agreement, dated as of September 9, 2013, by and among ECPM Holdings, LLC, the other parties thereto that are designated as borrowers and Silicon Valley Bank (incorporated by reference from Exhibit 10.7 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.31
First Loan Modification and Waiver Agreement, dated as of March 25, 2014, to the Loan and Security Agreement, by and among ECPM Holdings, LLC, the other parties thereto that are designated as borrowers and Silicon Valley Bank(incorporated by reference from Exhibit 10.8 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.32
Second Loan Modification and Waiver Agreement, dated as of July 24, 2014, to the Loan and Security Agreement, by and among ECPM Holdings, LLC, the other parties thereto that are designated as borrowers and Silicon Valley Bank (incorporated by reference from Exhibit 10.9 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.33
Third Loan Modification and Waiver Agreement, dated as of December 31, 2014, to the Loan and Security Agreement, by and among ECPM Holdings, LLC, the other parties thereto that are designated as borrowers and Silicon Valley Bank (incorporated by reference from Exhibit 10.10 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.34
Growth Capital Loan and Security Agreement, dated as of February 18, 2014, by and among ECPM Holdings, LLC, the other parties thereto that are designated as borrowers and TriplePoint Capital LLC, as lender (incorporated by reference from Exhibit 10.11 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

10.35
Commitment Letter, dated as of May 21, 2015, by and among EndoChoice Holdings, LLC, the other parties thereto that are designated as borrowers, MidCap Financial Trust and Silicon Valley Bank (incorporated by reference from Exhibit 10.12 to our Registration Statement on Form S-1/A (Registration No. 333-203883) filed May 26, 2015)

21.1*	List of subsidiaries of EndoChoice Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of Attorney
31.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management Agreement or Compensatory Plan
#
The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of EndoChoice Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ii