Form 10-Q
period 2016-05-04
EndoChoice Holdings, Inc.
filed 2016-05-04
CIK 1623919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 26,011,050 shares of Common Stock, $0.001 par value per share, outstanding as of April 29, 2016.

EndoChoice Holdings, Inc.

i

Part I. Financial Information
Item 1. Financial Statements
EndoChoice Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands (except share and per share data)	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$26,985	$34,033
Short-term marketable securities	37,533	33,872
Receivables, net	8,902	9,880
Inventories	17,096	17,473
Prepaid expenses and other current assets	2,908	3,108
Total current assets	93,424	98,366
Long-term marketable securities	6,099	19,748
Property and equipment, net	12,463	11,523
Intangible assets, net	13,522	13,819
Goodwill	20,690	20,105
Deposits and other long-term assets	780	777
Total assets	$146,978	$164,338
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$6,141	$8,434
Accrued expenses and other current liabilities	8,309	9,203
Current portion of deferred rent	118	85
Deferred revenue	696	812
Total current liabilities	15,264	18,534
Long-term debt, net of discount	42,670	42,643
Deferred rent, less current portion	759	761
Deferred income taxes	2,526	2,493
Other long-term liabilities	719	614
Total liabilities	61,938	65,045
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 24,982,091 shares issued and outstanding at March 31, 2016; 24,886,516 shares issued and outstanding at December 31, 2015	26	26
Additional paid-in capital	258,696	257,384
Accumulated deficit	(173,611)	(156,549)
Accumulated other comprehensive loss	(71)	(1,568)
Total stockholders’ equity	85,040	99,293
Total liabilities and stockholders’ equity	$146,978	$164,338
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
in thousands (except share and per share data)	2016	2015
Revenues:
GI equipment and supplies	$14,414	$13,795
GI pathology services	4,048	2,953
Net revenues	18,462	16,748
Cost of revenues:
GI equipment and supplies	12,397	10,026
GI pathology services	1,536	1,143
Cost of revenues	13,933	11,169
Gross profit	4,529	5,579
Operating expenses:
Research and development	4,023	4,683
Sales and marketing	9,609	8,243
General and administrative	6,324	4,417
Amortization of intangible assets	682	687
Operating expenses	20,638	18,030
Operating loss	(16,109)	(12,451)
Other income (expense):
Other income (expense)	164	(1,033)
Interest expense	(1,147)	(1,591)
Total other expense	(983)	(2,624)
Net loss before income taxes	(17,092)	(15,075)
Income tax benefit (expense)	30	(199)
Net loss	(17,062)	(15,274)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,382	(740)
Change in fair value of available-for-sale securities	115	—
Other comprehensive income (loss)	1,497	(740)
Comprehensive loss	$(15,565)	$(16,014)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(1.00)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	24,957,002	15,318,390
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
in thousands	2016	2015
Cash flows from operating activities:
Net loss	$(17,062)	$(15,274)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,333	2,102
Loss on disposal of property and equipment	5	—
Non-cash interest expense and discount amortization	93	181
Amortization of premium on marketable securities, net	177	—
Change in fair value of warrant liability	—	28
Provision for doubtful accounts	335	277
Unrealized foreign currency (gain) loss	(198)	972
Deferred income taxes	(41)	106
Stock-based compensation	1,337	5
Loss on impairment of property and equipment	423	912
Changes in certain working capital components and other assets and liabilities:
Accounts receivable	727	(1,393)
Inventories	795	710
Prepaid expenses and other current assets	240	(161)
Other assets	9	51
Accounts payable, accrued expenses, and other liabilities	(3,518)	1,063
Net cash used in operations	(14,345)	(10,421)
Cash flows from investing activities:
Capital expenditures	(2,840)	(1,292)
Proceeds from maturities of marketable securities	9,925	—
Net cash provided by (used in) investing activities	7,085	(1,292)
Cash flows from financing activities:
Proceeds from issuance of member units, net	—	31,000
Proceeds from option exercises	26	—
Net cash provided by financing activities	26	31,000
Effect of exchange rate changes on cash and cash equivalents	186	(67)
Net (decrease) increase in cash and cash equivalents	(7,048)	19,220
Cash and cash equivalents, beginning of period	34,033	13,761
Cash and cash equivalents, end of period	$26,985	$32,981
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,053	$1,175
Income taxes	$35	$26
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
The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and cash flow deficits from operations for the three months ended March 31, 2016 and 2015. The Company has financed operations to date primarily through private placements of equity securities, borrowings under debt agreements, and the issuance of common stock in the initial public offering completed in June 2015. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to generate sufficient cash flow to meet its obligations and ultimately to attain profitable operations. Failure to increase sales of its products, manage discretionary expenditures, or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of EndoChoice Holdings, Inc. (formerly ECPM Holdings, LLC prior to the corporate conversion discussed below; EndoChoice Innovation Center, Ltd.; EndoChoice GmbH; and Robert S. Smith, M.D., Inc. d/b/a EndoChoice Pathology ("EC Pathology")). The Company also owns a 67% interest in EndoChoice Israel, Ltd., which had no material transactions during the three months ended March 31, 2016 or 2015. All significant intercompany transactions and balances were eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015. The condensed consolidated financial statements, including these condensed notes, exclude some of the disclosures required in annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2015 filed with the SEC on March 21, 2016.
The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.
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

(2)	Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2016 as compared to the significant accounting policies described in Note 2 of the “Notes to consolidated financial statements” in the Company’s December 31, 2015 audited financial statements included in its Annual Report.

(3)	Recent Accounting Pronouncements
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as specified in ASU 2015-14, is now effective for reporting periods beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the future adoption of this standard.

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
Level 1 – Quoted prices available in active markets for identical assets or liabilities as of the reporting date;
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
As of March 31, 2016 and December 31, 2015, the Company holds a portfolio of available-for-sale marketable securities recorded at fair value on the condensed consolidated balance sheets (as discussed in Note 5). Other financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 that require fair value disclosure include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The estimated fair values of these financial assets and liabilities as of March 31, 2016 and December 31, 2015 reasonably approximate their respective carrying values as reported within the condensed consolidated balance sheets.
As of March 31, 2016 and December 31, 2015, contingent liabilities for accrued earn-out consideration were categorized as Level 3 within the fair value hierarchy and were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value. These liabilities are adjusted if deemed necessary and have been recorded in other long-term liabilities within the condensed consolidated balance sheets. The increases or decreases in the fair value of these contingent consideration liabilities can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measures are based on significant inputs that are not observable in the market, they are categorized as Level 3.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the period:

Fair value measurements using significant unobservable inputs (level 3):	Contingent liabilities for accrued earn-out acquisition consideration
Balance as of December 31, 2015	$393
Foreign currency translation adjustments	11
Payments	(20)
Balance as of March 31, 2016	$384
Within the condensed consolidated balance sheets, the current portion of contingent liabilities for accrued earn-out acquisition consideration are included in accrued expenses and other current liabilities, while the non-current portion is included in other long-term liabilities. The determination of current versus non-current is made based on the expected timing of the payments from the balance sheet date. Amounts expected to be paid within twelve months of the balance sheet date are classified as current, and amounts expected to be paid after twelve months from the balance sheet date are classified as non-current. As of March 31, 2016, $384 of contingent liabilities for accrued earn-out acquisition consideration were included in accrued expenses and other current liabilities. As of December 31, 2015, $110 and $283 of contingent liabilities for accrued earn-out acquisition consideration were included in accrued expenses and other current liabilities and other long-term liabilities, respectively.

(5)	Marketable Securities
The table below summarizes the Company’s available-for-sale marketable securities' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as short-term marketable securities or long-term marketable securities as of March 31, 2016 (refer to Note 4 for discussion of our fair value hierarchy). The Company had total marketable securities of $53,620 as of December 31, 2015.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
U.S. Treasuries	$4,012	$—	$—	$4,012	$2,005	$2,007
U.S. government agencies	3,619	—	—	3,619	3,619	—
Subtotal	7,631	—	—	7,631	5,624	2,007
Level 2:
Corporate securities	36,002	13	(14)	36,001	31,909	4,092
Subtotal	36,002	13	(14)	36,001	31,909	4,092
Total	$43,633	$13	$(14)	$43,632	$37,533	$6,099

The amortized cost and fair value of short-term and long-term marketable securities as of March 31, 2016 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.

	Amortized Cost	Fair Value
Due to mature:
Less than one year	$37,534	$37,533
One to two years	6,099	6,099
Total	$43,633	$43,632

No realized gains and losses were recognized on the sale of marketable securities for any of the periods presented. As of March 31, 2016, net unrealized losses of $1, net of tax, were included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended March 31, 2016, and there were no changes in the valuation techniques used by the Company.

(6)	Inventories
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$6,592	$6,821
Work-in-process	3,936	3,113
Finished goods	6,568	7,539
Total inventories	$17,096	$17,473

(7)	Property and Equipment
Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$1,480	$1,229
Leasehold improvements	2,540	2,244
Computers and software	3,765	3,245
Demonstration equipment	9,075	8,414
Machinery and equipment	7,190	6,428
Construction in progress	1,168	1,015
Total	25,218	22,575
Accumulated depreciation	(12,755)	(11,052)
Property and equipment, net	$12,463	$11,523
Depreciation expense was $1,651 and $1,415 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, we recognized an impairment of $282 on demonstration equipment as the Company plans to replace this equipment with newer versions of Fuse®. During the three months ended March 31, 2015, we recognized an impairment of $912 on demonstration equipment due to the replacement of certain of this equipment with newer versions of Fuse®. The loss is recorded in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss.

(8)	Goodwill and Other Intangible Assets
The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for amortizable intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	$1,742	$(793)	$949	$1,683	$(732)	$951
Developed technology	21,082	(8,565)	12,517	20,498	(7,687)	12,811
Other intangible assets	2,262	(2,206)	56	2,198	(2,141)	57
Total amortizable intangible assets	$25,086	$(11,564)	$13,522	$24,379	$(10,560)	$13,819

Unamortizable intangible assets:
Goodwill	$20,690	$—	$20,690	$20,105	$—	$20,105
The Company recorded amortization expense related to the amortizable intangible assets of $682 and $687 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, estimated aggregate future amortization expense for the intangible assets is as follows:

Estimated amortization expenses:
2016 (remaining)	$2,111
2017	2,815
2018	2,815
2019	2,815
2020	2,800
2021	166
Total	$13,522

Changes in the carrying amount of amortizable intangible assets and goodwill for the three months ended March 31, 2016 are as follows:

Amortizable intangible assets:
Balance at December 31, 2015	$13,819
Amortization	(682)
Foreign currency translation adjustment	385
Balance at March 31, 2016	$13,522

Goodwill:
Balance at December 31, 2015	20,105
Foreign currency translation adjustment	585
Balance at March 31, 2016	$20,690

(9)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Payroll and employee related expenses	$4,412	$4,787
Accrued warranty costs	624	922
Sales and other taxes payable	184	320
Other accrued liabilities	3,089	3,174
Accrued expenses and other current liabilities	$8,309	$9,203

(10)	Debt
The Company had $42,670 and $42,643 in total debt outstanding, net of discount, as of March 31, 2016 and December 31, 2015, respectively, which is fully included in long-term debt on the accompanying condensed consolidated balance sheets. Effective June 30, 2015, the Company refinanced its outstanding debt by entering into a new term loan credit and security agreement (the "Term Loan Credit Agreement") and a new revolving loan credit and security agreement (the "Revolving Loan Credit Agreement", and together with the Term Loan Credit Agreement, the "Credit Agreements") each dated June 30, 2015 (the "Closing Date") by and among EndoChoice and certain of its subsidiaries, MidCap Financial Trust, and Silicon Valley Bank.
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
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of March 31, 2016. The Revolving Credit Facility expires on June 30, 2020.

(11)	Commitments and Contingencies
The Company has certain minimum obligations under noncancelable operating lease agreements, principally in connection with office and warehouse space, which contain provisions for rent-free periods. The total amount of rental payments due over the lease terms are being charged to rent expense using the straight-line method over the terms of the leases. Rent expense associated with noncancelable operating leases totaled $370 and $288 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments under noncancelable operating leases at March 31, 2016 are as follows:

Amount
Year:
2016 (remaining)	$1,292
2017	1,792
2018	1,567
2019	1,534
2020	1,153
2021	1,051
Thereafter	370
Total	$8,759

(12)	Stock-based Compensation
Equity Incentive Plans
The Company's equity incentive plans are broad-based, long-term programs intended to attract, motivate, and retain talented non-employee directors, officers, and employees and to align their interests with stockholders. For the three months ended March 31, 2016, the Company made new grants under the following equity incentive plans:
2015 Omnibus Equity Incentive Plan
The 2015 Omnibus Equity Incentive Plan (the "2015 Plan") allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards, and other stock-based awards to eligible individuals.
A total of 2,301,145 shares of our common stock are reserved for issuance under the 2015 Plan. As of March 31, 2016, 795,957 stock options, 649,067 shares of restricted stock, and 212,504 restricted stock units have been granted under the 2015 Plan. The 2015 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2015 Plan on January 1 of each year during the period beginning January 1, 2016 and ending on (and including) January 1, 2025. The annual increase in the number of shares will be equal to four percent (4%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that our board of directors is authorized to act prior to the first day of any calendar year to determine if the increase will be a lesser number of shares of common stock than would otherwise occur.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan ("ESPP") is designed to allow our eligible employees to purchase shares of our common stock with accumulated payroll deductions of up to 15% of eligible compensation, subject to a purchase limitation of the lesser of 5,000 shares per offering period or $25 in fair market value of shares of common stock (determined at the time the option to purchase shares under the ESPP is granted) per annual period. The current offering period under the ESPP began on January 1, 2016 and concludes on June 30, 2016.
Stock Options
Following is a summary of stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2015	848,400	$11.10	7.7 years
Granted	217,244	5.31
Exercised	(9,523)	1.15
Forfeited	(812)	2.83
Outstanding at March 31, 2016	1,055,309	10.02	8.0 years
Vested and exercisable at March 31, 2016	298,895	$2.83

We estimate the fair value of stock options at the grant date using the Black-Scholes-Merton option pricing model. As of March 31, 2016, there was $3,010 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.4 years.
Restricted Stock and Restricted Stock Units
Following is a summary of restricted stock and restricted stock units activity for the three months ended March 31, 2016:

	Number of Restricted Stock Shares	Number of Restricted Stock Units
Unvested at December 31, 2015	1,083,793	—
Granted	—	212,504
Vested	(86,052)	—
Forfeited	(674)	—
Unvested at March 31, 2016	997,067	212,504
As of March 31, 2016, total unrecognized compensation cost related to restricted stock shares was $8,103 net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.0 years. As of March 31, 2016, total unrecognized compensation cost related to restricted stock units was $953, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 4.0 years.
Stock-based Compensation Expense
Stock-based compensation expense is recorded within the operating expense captions in the condensed consolidated statements of comprehensive loss based on the employees receiving the awards. We recognized stock-based compensation expense as follows during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$47	$—
Research and development	111	1
Sales and marketing	269	1
General and administrative	910	3
Total	$1,337	$5

(13)	Net Loss per Common Share
After giving effect to the corporate conversion as described in Note 1, the following table provides a reconciliation of the numerator and denominator used in calculating basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to common stockholders	$(17,062)	$(15,274)
Denominator:
Weighted-average common shares outstanding - basic	24,957,002	15,318,390
Dilutive effect of stock options, warrants, restricted stock, and restricted stock units[1]	—	—
Weighted-average common shares outstanding - diluted	24,957,002	15,318,390
Net loss per share attributable to common stockholders - basic and diluted	$(0.68)	$(1.00)
1Potentially dilutive stock options, warrants, restricted stock, and restricted stock units were excluded from the calculation of diluted weighted-average shares outstanding as they would have had an anti-dilutive effect due to losses reported during the three months ended March 31, 2016 and 2015.

The treasury stock method is used to determine the dilutive effect of the Company’s potentially dilutive securities. The following securities were excluded from the calculation of diluted shares outstanding due to their anti-dilutive effect

March 31, 2016
Stock options	1,055,309
Warrants for common stock	4,061
Restricted stock	997,067
Restricted stock units	212,504
Total	2,268,941

(14)	Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, which are then adjusted for the tax impacts of certain discrete items. The Company recorded income tax benefit of $30 and income tax expense of $199 during the three months ended March 31, 2016 and 2015, respectively, resulting in effective rates of 0.19% and 1.30% respectively. The Company updates its annual effective income tax rate each quarter, and if the estimated effective income tax rate changes, a cumulative adjustment is made. The low effective tax rates for the three months ended March 31, 2016 and 2015 are primarily due to full valuation allowances against certain deferred tax assets.
The Company evaluates the realizability of the deferred tax assets on a jurisdictional basis at each reporting date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based on future operating results, there is a reasonable possibility that the valuation allowance against deferred tax assets in Germany could be released within the next twelve months. No liability for uncertain tax positions has been recorded as of March 31, 2016 or December 31, 2015.

(15)	Segment, Geographical, and Customer Concentration
The Company is globally managed as one reportable segment, which is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The Company’s geographic regions consist of the United States and other areas, which are referred to as international.
The following table represents net revenues by geographic area based on the location of the customer during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
United States	$16,603	$15,321
International	1,859	1,427
Total	$18,462	$16,748
For the three months ended March 31, 2016 and 2015, no customers accounted for greater than 10% of revenues. Additionally, no customers accounted for greater than 10% of accounts receivable as of March 31, 2016 or December 31, 2015.
The composition of the Company’s long-lived assets, consisting of property and equipment, amortizable intangible assets, and goodwill by geographic area is set forth below:

	March 31, 2016	December 31, 2015
United States	$8,155	$7,694
Israel	32,042	31,694
Other Regions	6,478	6,059
Total	$46,675	$45,447

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 21, 2016.
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
During the three months ended March 31, 2016 and 2015, our net revenue was $18,462 and $16,748, respectively. During the three months ended March 31, 2016 and 2015, our net loss was $17,062 and $15,274, respectively. We have not been profitable since inception and as of March 31, 2016, our accumulated deficit was $173,611. We have made significant investments over the past three years in our research and development, sales and marketing, general administrative, and manufacturing operations in support of the commercialization of Fuse®. We intend to continue to make investments in building our U.S. and International commercial infrastructure and sales force and in recruiting and training our sales representatives in addition to research and development of new products.
Components of our results of operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Net revenues
We generate revenue primarily from the sales of GI equipment and supplies and GI pathology services to GI caregivers treating a wide range of GI diseases. Net revenues from GI equipment and supplies include revenue from imaging systems and related products, single use therapeutic devices and infection control products, and endoscope repair and maintenance, and our net revenues from GI pathology services include revenues from our GI pathology laboratory. Sales to U.S. customers represented approximately 89.9% and 91.2% for the three months ended March 31, 2016 and 2015, respectively.
Our Fuse® system is comprised of colonoscopes and gastroscopes, a FuseBox® video processor, a FusePanel® image management system, a FuseView® monitor system, a standard FuseCart® and other related supplies. We sell our Fuse® system primarily to GI departments in ASCs and hospitals in the United States and Germany and through distributors in other international markets.
We expect revenue to increase in the future as we expand our sales, marketing, and distribution capabilities to support growth in the United States and internationally as our Fuse® system becomes more widely adopted. We expect revenues to increase during the remainder of 2016 from 2015 levels due to the commercialization of Fuse® and a growing base of customers for our single-use infection control and device products and our pathology services.

Cost of revenues
We have manufacturing facilities in Caesarea, Israel and Halstenbek, Germany, and we assemble products in the United States at our facilities in Alpharetta, Georgia and Reno, Nevada. Cost of revenues consist primarily of manufacturing, overhead, direct material, and direct labor costs. A significant portion of our cost of revenues consists of manufacturing overhead costs such as quality assurance, material procurement, inventory control, warehousing and shipment, facilities, equipment depreciation, and operations supervision and management. Due to our relatively low production and sales volumes compared to our available manufacturing capacity, currently a large portion of our Fuse® unit product costs is comprised of manufacturing overhead expense. We expect cost of revenues to decrease as a percentage of net revenues in the future as our per-unit manufacturing costs decline due to greater absorption of our fixed manufacturing costs over an increase in units produced. In addition, we expect our direct materials and direct labor costs to decline with higher sales and production volumes as we are able to negotiate more favorable pricing from component suppliers and introduce design programs to reduce the number and complexity of parts.
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
Sales and marketing
We employ a team of experienced sales and marketing professionals in the United States and Germany. In international markets, we sell through 30 distributors and employ a team of experienced sales and marketing representatives in Germany who together serve our markets in Europe, the Middle East, Latin America, and Asia. Sales and marketing expense consists primarily of salaries, employee benefits, commissions and bonuses, and related personnel costs. In addition, sales and marketing expense includes marketing and promotional activities, trade shows, travel expenses, depreciation on Fuse® demonstration equipment, and professional fees for consulting services. We expect sales and marketing expense to increase as we continue to expand our sales force and marketing activities to support the commercialization of Fuse® and further sales of our other products. The timing of these increased expenditures are dependent upon the commercial success of Fuse®, sales growth of our other products, the timing of new product launches, and the expansion of our sales force. We expect sales and marketing expense as a percentage of revenue to decline over time if we are able to increase product sales.
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
Other expense
Other expense is comprised primarily of interest expense, loss on early retirement of debt, foreign currency transaction gains and losses, and changes in the fair value of warrant liabilities. Interest expense consists primarily of interest payments made pursuant to our current Term Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank (which we refer to as our Term Loan Facility). We refinanced our previous Senior Secured Credit Facility with Silicon Valley Bank and Growth Capital Facility with Triple Point Capital on June 30, 2015. Interest expense will fluctuate in future periods to the extent that we incur additional debt or repay loans. Our foreign currency transaction gains and losses primarily relate to foreign currency denominated cash, liabilities, and intercompany receivables and payables. The warrants issued to Triple Point Capital in connection with the Growth Capital Facility were remeasured to fair value on the date of the corporate conversion and reclassified from other long term liabilities to additional paid-in capital on the condensed consolidated balance sheet.
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
There have been no significant changes to our critical accounting policies during the three months ended March 31, 2016 as compared to the significant accounting policies described in our Annual Report. We believe that the critical accounting policies discussed in our Annual Report are important to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Recently issued accounting pronouncements
Please see Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of operations
Comparison of the Three Months ended March 31, 2016 and 2015
The following table set forth amounts from our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenues:
GI equipment and supplies	$14,414	$13,795
GI pathology services	4,048	2,953
Net revenues	18,462	16,748
Cost of revenues:
GI equipment and supplies	12,397	10,026
GI pathology services	1,536	1,143
Cost of revenues	13,933	11,169
Gross profit	4,529	5,579
Operating Expenses:
Research and development	4,023	4,683
Sales and marketing	9,609	8,243
General and administrative	6,324	4,417
Amortization of intangible assets	682	687
Operating expenses	20,638	18,030
Operating loss	(16,109)	(12,451)
Other expense	(983)	(2,624)
Net loss before income taxes	(17,092)	(15,075)
Income tax expense	30	(199)
Net loss	$(17,062)	$(15,274)
Net revenues
The following table sets forth revenue by product category for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Imaging	$5,648	$5,504
Single-use products	8,766	8,291
GI equipment and supplies	14,414	13,795
GI pathology services	4,048	2,953
Net revenues	$18,462	$16,748
Net revenues for GI equipment and supplies increased $619, or 4.5%, to $14,414 for the three months ended March 31, 2016 compared to $13,795 during the three months ended March 31, 2015. The growth in net revenues for GI equipment and supplies was primarily attributable to an increase in sales of Fuse® systems from 26 systems in the three months ended March 31, 2015 to 30 systems in the three months ended March 31, 2016, or 15.4%. Our average selling price per system was consistent for all periods presented. The growth in net revenues for GI equipment and supplies was also attributable to a 5.7% increase in net revenues of our single-use therapeutic devices and infection control products for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which was achieved through expansion of our customer base.

Net revenues for GI pathology services increased $1,095, or 37.1%, to $4,048 for the three months ended March 31, 2016 compared to $2,953 during the three months ended March 31, 2015. The growth in net revenues for GI pathology services was attributable to a 54.1% increase in the number of specimens processed for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to an increase in the number of referring physicians.
Cost of revenues
Cost of revenues for GI equipment and supplies increased $2,371, or 23.6%, to $12,397 during the three months ended March 31, 2016 compared to $10,026 during the three months ended March 31, 2015. The increase in cost of revenues was primarily attributable to an increase in the number of Fuse® systems sold. In addition, the three months ended March 31, 2016 included an obsolescence charge of $611 related to older versions of Fuse® systems and parts as well as $345 of scrap incurred during startup of a new production process. As a percentage of GI equipment and supplies revenues, cost of revenues for GI equipment and supplies was 86.0% for the three months ended March 31, 2016 compared to 72.7% for the three months ended March 31, 2015. The increase in GI equipment and supply costs as a percentage of revenue was due to the lower gross margins on Fuse® during the ramp up of global manufacturing operations and as we introduce new product generations prior to achieving significant sales.
Cost of revenues for GI pathology services increased $393, or 34.4%, to $1,536 during the three months ended March 31, 2016 compared to $1,143 during the three months ended March 31, 2015. The increase in GI pathology costs related to higher variable costs resulting from the growth in specimens processed, partially offset by the allocation of fixed production overhead costs to more specimens processed. As a percentage of GI pathology services revenues, cost of revenues for GI pathology services was 37.9% for the three months ended March 31, 2016 compared to 38.7% for the three months ended March 31, 2015.
As we continue the commercialization of Fuse® beyond 2016, if we are able to achieve higher sales volumes and economies of scale in manufacturing, we expect cost of revenues to decrease as a percentage of net revenues as our per-unit manufacturing costs decline due to the absorption of fixed manufacturing costs over a greater number of production units and the introduction of design and sourcing programs to reduce the cost of direct materials. Our ability to achieve a reduction in cost of revenues as a percentage of revenues is dependent on the reliability of our products and the widespread acceptance of Fuse®.
Gross profit
Gross profit was $4,529 for the three months ended March 31, 2016 compared to $5,579 for the three months ended March 31, 2015, a decrease of $1,050 or 18.8%, respectively, for the reasons discussed above.
Research and development
Research and development expenses decreased $660, or 14.1%, to $4,023 during the three months ended March 31, 2016 compared to $4,683 during the three months ended March 31, 2015. The decrease in expense is primarily attributable to the reduction of Fuse® start-up manufacturing costs, prototypes, and project expenses. Research and development expense included $802 for the three months ended March 31, 2015 of labor and overhead costs associated with certain engineering activities required to advance the design of Fuse® for manufacture. No such costs were included in research and development expense for the three months ended March 31, 2016. Additionally, stock-based compensation expense charged to research and development was $111 for the three months ended March 31, 2016 compared to $1 for the three months ended March 31, 2015. As a percentage of net revenues, research and development expenses were 21.8% and for the three months ended March 31, 2016 compared to 28.0% for the three months ended March 31, 2015.
Sales and marketing
Sales and marketing expenses increased $1,366, or 16.6%, to $9,609 during the three months ended March 31, 2016 compared to $8,243 during the three months ended March 31, 2015. The increase is primarily attributable to expanding the sales and marketing organization as well as stock-based compensation. Sales and marketing expense includes $269 for stock-based compensation during the three months ended March 31, 2016 compared to $1 during the three months ended March 31, 2015. As a percentage of net revenues, sales and marketing expense was 52.0% for the three months ended March 31, 2016 compared to 49.2% for the three months ended March 31, 2015.

General and administrative
General and administrative expense increased $1,907, or 43.2%, to $6,324 during the three months ended March 31, 2016 compared to $4,417 during the three months ended March 31, 2015. The increase was due to expenses related to being a public company, stock-based compensation, and an increase in headcount as we invested in our infrastructure and systems to support the growth of the company and commercialization of Fuse®. General and administrative expense includes $910 for stock based compensation expense during the three months ended March 31, 2016 compared to $3 during the three months ended March 31, 2015. As a percentage of net revenues, general and administrative expenses were 34.3% for the three months ended March 31, 2016 compared to 26.4% for the three months ended March 31, 2015.
Amortization of intangible assets
Amortization of intangible assets was $682 for the three months ended March 31, 2016 compared to $687 for the three months ended March 31, 2015. The decrease relates to fluctuations in foreign currency exchange rates.
Other expense
For the three months ended March 31, 2016 and 2015, other expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense	$(1,147)	$(1,591)
Foreign currency exchange gain (loss)	57	(986)
Other income (expense)	107	(47)
Other expense	$(983)	$(2,624)
Other expense decreased $1,641, or 62.5%, to $983 during the three months ended March 31, 2016 compared to $2,624 during the three months ended March 31, 2015. The decrease was driven by a net decrease in foreign currency losses and interest expense of $1,043 and $444, respectively, and an increase in other income of $154 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The foreign currency losses relate to the impact of revaluing certain of our intercompany receivables and payables between our U.S., German, and Israeli subsidiaries as a result of changes in the respective Euro and Shekel to U.S. dollar exchange rates. The decrease in interest expense was primarily the result of lower interest rates on outstanding debt during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Income tax expense
Income tax benefit was $30 for the three months ended March 31, 2016 compared to income tax expense of $199 for the three months ended March 31, 2015, a decrease of $229. The decrease during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to income taxes on foreign subsidiary earnings.
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

We are also subject to additional risks and uncertainties discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and in the section titled “Risk Factors” included in Part II, Item 1A below.
Seasonality and quarterly fluctuations
Our business is seasonal in nature. We have experienced and expect to continue to experience variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures, particularly in the first quarter. Demand and timing for GI endoscopy procedures may be impacted by provider budgetary cycles and by the desire of patients to spend their remaining balances in flexible-spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, sales cycles for medical capital equipment such as our Fuse® system are longer than other products, which may result in revenue variations caused by the timing of the receipt of customer orders or the shipment of our systems. In the first quarter, the number of GI endoscopy procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to winter weather and patients deferring elective procedures until they have met their insurance deductibles during a year. Other factors that may cause variability in our results include: the number and mix of products sold in the quarter, the demand for, and pricing of, our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; increased competition; the timing of the receipt of customer orders; changes in average selling prices; the availability and cost of components and materials; number of selling days; and fluctuations in foreign currency exchange rates.
Liquidity and capital resources
Overview
Since our inception and prior to our IPO, we financed our operations primarily through non-public equity financings and to a lesser extent, debt financings. During June 2015, we completed our IPO and received net proceeds of $94,186. Based on our current operating plan, we expect that cash and marketable securities on hand as well as $15,000 of available capital under our revolving line of credit will be sufficient to fund our operations into 2018. As of March 31, 2016, we had total cash, cash equivalents, and marketable securities of $70,617 and an accumulated deficit of $173,611.
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
Cash flows
The following table provides a summary of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(14,345)	$(10,421)
Net cash provided by (used in) investing activities	7,085	(1,292)
Net cash provided by financing activities	26	31,000
Effect of exchange rate changes on cash and cash equivalents	186	(67)
Net (decrease) increase in cash and cash equivalents	$(7,048)	$19,220

Cash flows from operating activities
During the three months ended March 31, 2016, net cash used in operating activities was $14,345, consisting primarily of a net loss of $17,062 and an increase in net operating assets of $1,747, partially offset by non-cash charges of $4,464. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The increase in net operating assets was due to a decrease in accounts payable, accrued expenses, and other liabilities, partially offset by decreases in accounts receivable, inventories, and other assets. The non-cash charges primarily related to depreciation and amortization, loss on impairment of property and equipment, stock-based compensation, and provision for doubtful accounts.
During the three months ended March 31, 2015, net cash used in operating activities was $10,421, consisting primarily of a net loss of $15,274, offset by a decrease in net operating assets of $270 and non-cash charges of $4,583. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The decrease in net operating assets was due to decreases in inventory and other assets as well as an increase in accounts payable, accrued expenses, and other liabilities, partially offset by increases in accounts receivable and prepaid expenses and other current assets. The non-cash charges primarily related to depreciation and amortization, unrealized foreign currency losses, and loss on impairment of property and equipment.
Cash flows from investing activities
During the three months ended March 31, 2016, net cash provided by investing activities was $7,085, consisting of proceeds from the maturity of marketable securities of $9,925, offset by $2,840 of capital expenditures associated with global expansion and the commercialization of Fuse®.
During the three months ended March 31, 2015, net cash used in investing activities was $1,292, comprised of an increase in the deployment of Fuse® demonstration equipment and an increase in other capital expenditures associated with global expansion and the commercialization of Fuse®.
Cash flows from financing activities
During the three months ended March 31, 2016, net cash provided by financing activities was $26, consisting primarily of cash from option exercises.
During the three months ended March 31, 2015, net cash provided by financing activities was $31,000, consisting of proceeds from the issuance of member units of 31,000.

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
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of March 31, 2016. The Revolving Credit Facility expires on June 30, 2020.

Contractual obligations and commitments
The following table summarizes our expected material contractual payment obligations as of March 31, 2016 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)(2)	$44,269	$—	$21,500	$22,769	$—
Operating leases	8,759	1,756	3,296	2,568	1,139
Total	$53,028	$1,756	$24,796	$25,337	$1,139

(1)	Under the terms of the Term Loan Credit Agreement, principal payments begin January 2018 and continue until maturity on June 30, 2020.

(2)	Includes aggregate end of term fees of $1,269 due at maturity of the Term Loan Credit Agreement.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this quarterly filing, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
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
Interest rate risk and credit risk
We are exposed to interest rate risk in connection with future borrowings under our Revolving Credit Facility, which will bear interest annually at a floating rate based upon the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25%. As of March 31, 2016, no amounts were outstanding under our Revolving Credit Facility. We do not believe that we are exposed to material interest rate risk with respect to our Term Loan Facility, which bears interest at a fixed rate of 9.5% that is not subject to changes in market interest rates.
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
As of March 31, 2016, we held $7,032 of cash, $19,953 of cash equivalents, and $43,632 of available-for-sale investment securities. Cash equivalents were comprised of liquid money market funds with durations of less than 90 days, and available-for-sale investments were comprised of U.S. Treasury, U.S. government agency, commercial paper, and investment-grade corporate debt securities. Our investments bear interest primarily at fixed rates, have durations of less than two years, and are diversified across high-credit quality issuers. Therefore, we do not believe that our investment securities are subject to significant interest rate risk or credit risk. Nor do we believe that we are exposed to material interest rate risk with respect to cash, which is not subject to loss of principal due to fluctuations in interest rates and is held in readily available checking accounts with high quality financial institutions. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign currency risk
A portion of our sales and operating expenses are incurred outside the United States, are denominated in foreign currencies, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Shekel. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of comprehensive loss. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.
For the three months ended March 31, 2016 and 2015, approximately 10.1% and 8.3%, respectively, of our sales were denominated in foreign currencies.
Inflation risk
Inflation generally affects us by increasing our cost of labor and manufacturing and other costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2016 and 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
An investment in our common stock involves risks. You should carefully consider the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2016, as well other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell shares of our common stock. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our Annual Report filed with the SEC on March 21, 2016, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2016.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Certificate of Incorporation of EndoChoice Holdings, Inc.	10-Q	08/06/15	3.1

3.2	Bylaws of EndoChoice Holdings, Inc.	10-Q	08/06/15	3.2

4.1	Form of Stock Certificate for Common Stock	S-1/A	05/25/15	4.1

10.1#	Form of Nonqualified Stock Option Agreement for the EndoChoice Holdings, Inc. 2015 Omnibus Equity Incentive Plan, or 2015 Plan, for Grants on or after March 29, 2016				X

10.2#	Form of 102 Capital Gains Track Nonqualified Stock Option Agreement for 2015 Plan for Grants on or after March 29, 2016 to Employees in Israel				X

10.3#	Form of Nonqualified Stock Option Agreement for 2015 Plan for Grants on or after March 29, 2016 to Employees in Germany				X

10.4#	Form of Restricted Stock Unit Award Agreement for 2015 Plan for Grants on or after March 29, 2016				X

10.5#	Form of 102 Capital Gains Track Restricted Stock Unit Award Agreement for 2015 Plan for Grants on or after March 29, 2016 to Employees in Israel				X

10.6#	Form of Restricted Stock Unit Award Agreement for 2015 Plan for Grants on or after March 29, 2016 to Employees in Germany				X

10.7#	EndoChoice Holdings, Inc. Amended and Restated Employee Stock Purchase Plan, including Israeli Appendix, as approved by Shareholders on April 29, 2016				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

EndoChoice Holdings, Inc.
(Registrant)

Date: May 4, 2016	By:	/s/ David N. Gill
David N. Gill President and Chief Financial Officer (Principal Financial Officer and Accounting Officer and duly authorized signatory)