Form 10-Q
period 2016-06-30
EndoChoice Holdings, Inc.
filed 2016-08-03
CIK 1623919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 26,047,419 shares of Common Stock, $0.001 par value per share, outstanding as of July 29, 2016.

EndoChoice Holdings, Inc.

i

Part I. Financial Information
Item 1. Financial Statements
EndoChoice Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands (except share and per share data)	June 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$14,458	$34,033
Short-term marketable securities	42,488	33,872
Receivables, net	10,706	9,880
Inventories	15,773	17,473
Prepaid expenses and other current assets	3,240	3,108
Total current assets	86,665	98,366
Long-term marketable securities	—	19,748
Property and equipment, net	12,613	11,523
Intangible assets, net	—	13,819
Goodwill	20,323	20,105
Deferred income taxes	354	—
Deposits and other long-term assets	768	777
Total assets	$120,723	$164,338
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,956	$8,434
Accrued expenses and other current liabilities	8,551	9,203
Current portion of deferred rent	128	85
Deferred revenue	768	812
Total current liabilities	15,403	18,534
Long-term debt, net of discount	42,696	42,643
Deferred rent, less current portion	733	761
Deferred income taxes	—	2,493
Other long-term liabilities	806	614
Total liabilities	59,638	65,045
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 25,173,551 shares issued and outstanding at June 30, 2016; 24,886,516 shares issued and outstanding at December 31, 2015	26	26
Additional paid-in capital	260,493	257,384
Accumulated deficit	(198,296)	(156,549)
Accumulated other comprehensive loss	(1,138)	(1,568)
Total stockholders’ equity	61,085	99,293
Total liabilities and stockholders’ equity	$120,723	$164,338
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands (except share and per share data)	2016	2015	2016	2015
Revenues:
GI equipment and supplies	$14,930	$15,285	$29,344	$29,080
GI pathology services	4,322	3,357	8,370	6,310
Net revenues	19,252	18,642	37,714	35,390
Cost of revenues:
GI equipment and supplies	11,233	10,952	23,630	20,978
GI pathology services	1,570	1,157	3,106	2,300
Cost of revenues	12,803	12,109	26,736	23,278
Gross profit	6,449	6,533	10,978	12,112
Operating expenses:
Research and development	4,971	5,166	8,994	9,849
Sales and marketing	8,670	7,557	18,279	15,800
General and administrative	6,196	7,944	12,520	12,361
Amortization of intangible assets	699	690	1,381	1,377
Impairment of intangible assets	12,589	—	12,589	—
Operating expenses	33,125	21,357	53,763	39,387
Operating loss	(26,676)	(14,824)	(42,785)	(27,275)
Other income (expense):
Other income (expense)	130	(598)	294	(1,631)
Interest expense	(1,150)	(1,503)	(2,297)	(3,094)
Loss on early retirement of debt	—	(2,282)	—	(2,282)
Total other expense	(1,020)	(4,383)	(2,003)	(7,007)
Net loss before income taxes	(27,696)	(19,207)	(44,788)	(34,282)
Income tax benefit (expense)	3,011	(280)	3,041	(479)
Net loss	(24,685)	(19,487)	(41,747)	(34,761)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,081)	1,796	301	1,056
Change in fair value of available-for-sale securities	14	—	129	—
Other comprehensive income (loss)	(1,067)	1,796	430	1,056
Comprehensive loss	$(25,752)	$(17,691)	$(41,317)	$(33,705)
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(1.01)	$(1.67)	$(2.01)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	25,030,906	19,300,197	24,993,954	17,320,472
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
in thousands	2016	2015
Cash flows from operating activities:
Net loss	$(41,747)	$(34,761)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of intangible assets	12,589	—
Depreciation and amortization	4,501	4,027
Stock-based compensation	2,590	3,501
Loss on disposal of property and equipment	30	227
Non-cash interest expense and discount amortization	189	475
Amortization of premium on marketable securities, net	336	—
Change in fair value of warrant liability	—	435
Provision for doubtful accounts	705	588
Unrealized foreign currency (gain) loss	(288)	952
Deferred income tax (benefit) expense	(2,989)	176
Loss on early retirement of debt	—	2,282
Loss on impairment of property and equipment	423	912
Changes in certain working capital components and other assets and liabilities:
Accounts receivable	(1,473)	(467)
Inventories	1,964	875
Prepaid expenses and other current assets	(110)	(432)
Other assets	163	299
Accounts payable, accrued expenses, and other liabilities	(3,261)	2,350
Net cash used in operations	(26,378)	(18,561)
Cash flows from investing activities:
Capital expenditures	(4,604)	(2,555)
Proceeds from maturities of marketable securities	10,925	—
Net cash provided by (used in) investing activities	6,321	(2,555)
Cash flows from financing activities:
Proceeds from term loan	—	43,000
Principal payments on term loan	—	(40,000)
Prepayment and end of term fees for early retirement of debt	—	(2,306)
Payments for debt financing fees	—	(417)
Payments of contingent consideration	(50)	—
Proceeds from issuance of member units, net	—	31,000
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	94,460
Proceeds from issuance of common stock under ESPP	486	—
Proceeds from option exercises	28	71
Net cash provided by financing activities	464	125,808
Effect of exchange rate changes on cash and cash equivalents	18	6
Net (decrease) increase in cash and cash equivalents	(19,575)	104,698
Cash and cash equivalents, beginning of period	34,033	13,761
Cash and cash equivalents, end of period	$14,458	$118,459
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,096	$2,824
Income taxes	$35	$6
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
The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and cash flow deficits from operations for the three and six months ended June 30, 2016 and 2015. The Company has financed operations to date primarily through private placements of equity securities, borrowings under debt agreements, and the issuance of common stock in the initial public offering completed in June 2015. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to generate sufficient cash flow to meet its obligations and ultimately to attain profitable operations. Failure to increase sales of its products, manage discretionary expenditures, or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of EndoChoice Holdings, Inc. (formerly ECPM Holdings, LLC prior to the corporate conversion discussed below; EndoChoice, Inc.; EndoChoice Innovation Center, Ltd.; EndoChoice GmbH; and Robert S. Smith, M.D., Inc. d/b/a EndoChoice Pathology ("EC Pathology")). The Company also owns a 67% interest in EndoChoice Israel, Ltd., which had no material transactions during the three and six months ended June 30, 2016 or 2015. All significant intercompany transactions and balances were eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016 and the results of its operations and its cash flows for the three and six months ended June 30, 2016 and 2015. The condensed consolidated financial statements, including these condensed notes, exclude some of the disclosures required in annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2015 filed with the SEC on March 21, 2016.
The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.
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

Initial Public Offering
On June 10, 2015, the Company completed an initial public offering (the "IPO", or the "offering") of 7,302,500 shares of common stock, including 952,500 shares sold to underwriters for the exercise of their option to purchase additional shares, at an offering price of $15.00 per share. Of the 7,302,500 common shares sold in the offering, 7,052,500 shares were sold by the Company and 250,000 shares were sold by existing stockholders. The Company received net proceeds from the IPO of approximately $94,186 after deducting underwriting discounts and commissions of $7,405 and offering expenses of $4,197. Initial estimates of net proceeds from the IPO were $94,460 as reflected in the condensed consolidated statements of cash flows for the six months ended June 30, 2015. Subsequent to the second quarter of 2015, net proceeds from the IPO were revised to $94,186 as reflected in the discussion above.
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

(2)	Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2016 as compared to the significant accounting policies described in Note 2 of the “Notes to consolidated financial statements” in the Company’s December 31, 2015 audited financial statements included in its Annual Report.

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
As of June 30, 2016 and December 31, 2015, the Company holds a portfolio of available-for-sale marketable securities recorded at fair value on the condensed consolidated balance sheets (as discussed in Note 5). Other financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 that require fair value disclosure include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The estimated fair values of these financial assets and liabilities as of June 30, 2016 and December 31, 2015 reasonably approximate their respective carrying values as reported within the condensed consolidated balance sheets.
As of June 30, 2016 and December 31, 2015, contingent liabilities for accrued earn-out consideration were categorized as Level 3 within the fair value hierarchy and were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value. These liabilities are adjusted if deemed necessary and have been recorded in other long-term liabilities within the condensed consolidated balance sheets. The increases or decreases in the fair value of these contingent consideration liabilities can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measures are based on significant inputs that are not observable in the market, they are categorized as Level 3.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the period:

Fair value measurements using significant unobservable inputs (level 3):	Contingent liabilities for accrued earn-out acquisition consideration
Balance as of December 31, 2015	$393
Foreign currency translation adjustments	6
Payments	(50)
Balance as of June 30, 2016	$349
Within the condensed consolidated balance sheets, the current portion of contingent liabilities for accrued earn-out acquisition consideration are included in accrued expenses and other current liabilities, while the non-current portion is included in other long-term liabilities. The determination of current versus non-current is made based on the expected timing of the payments from the balance sheet date. Amounts expected to be paid within twelve months of the balance sheet date are classified as current, and amounts expected to be paid after twelve months from the balance sheet date are classified as non-current. As of June 30, 2016, $349 of contingent liabilities for accrued earn-out acquisition consideration were included in accrued expenses and other current liabilities. As of December 31, 2015, $110 and $283 of contingent liabilities for accrued earn-out acquisition consideration were included in accrued expenses and other current liabilities and other long-term liabilities, respectively.

(5)	Marketable Securities
The table below summarizes the Company’s available-for-sale marketable securities' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of June 30, 2016 (refer to Note 4 for discussion of our fair value hierarchy). The Company had total marketable securities of $53,620 as of December 31, 2015.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
U.S. Treasuries	$4,008	$2	$—	$4,010
U.S. government agencies	3,582	1	—	3,583
Subtotal	7,590	3	—	7,593
Level 2:
Corporate securities	34,885	13	(3)	34,895
Subtotal	34,885	13	(3)	34,895
Total	$42,475	$16	$(3)	$42,488

As of June 30, 2016, the entire portfolio of available-for-sale marketable securities was classified as short-term, as all securities had a remaining maturity of less than one year. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.
No realized gains and losses were recognized on the sale of marketable securities for any of the periods presented. As of June 30, 2016, net unrealized gains of $13, net of tax, were included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended June 30, 2016, and there were no changes in the valuation techniques used by the Company.

(6)	Inventories
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$5,278	$6,821
Work-in-process	4,020	3,113
Finished goods	6,475	7,539
Total inventories	$15,773	$17,473

(7)	Property and Equipment
Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$1,493	$1,229
Leasehold improvements	2,795	2,244
Computers and software	4,361	3,245
Demonstration equipment	9,787	8,414
Machinery and equipment	7,579	6,428
Construction in progress	822	1,015
Total	26,837	22,575
Accumulated depreciation	(14,224)	(11,052)
Property and equipment, net	$12,613	$11,523
Depreciation expense was $1,469 and $1,236 for the three months ended June 30, 2016 and 2015, respectively, and $3,120 and $2,650 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, we recognized an impairment of $282 and $912, respectively, on demonstration equipment due to the replacement of certain of this equipment with newer versions of Fuse®. The impairment losses are recorded in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss. No impairment on demonstration equipment was recognized during the three months ended June 30, 2016 and 2015.

(8)	Goodwill and Other Intangible Assets
Following is a summary of the carrying values of goodwill and other intangible assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value
Amortizable intangible assets:
Customer relationships	$1,714	$(823)	$(891)	$—	$1,683	$(732)	$—	$951
Developed technology	20,699	(9,051)	(11,648)	$—	20,498	(7,687)	—	12,811
Other intangible assets	2,221	(2,171)	(50)	$—	2,198	(2,141)	—	57
Total amortizable intangibles	$24,634	$(12,045)	$(12,589)	$—	$24,379	$(10,560)	$—	$13,819

Unamortizable intangible assets:
Goodwill	$20,323	$—	$—	$20,323	$20,105	$—	$—	$20,105
The Company recorded amortization expense related to the amortizable intangible assets of $699 and $690 for the three months ended June 30, 2016 and 2015, respectively, and $1,381 and $1,377 for the six months ended June 30, 2016 and 2015, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of an asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the asset. If circumstances indicate potential impairment of an intangible asset, we compare the undiscounted cash flows expected to be generated by the asset to the carrying amount of the asset. If the carrying amount of the intangible asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. We determine fair value using the income approach based on the present value of expected future cash flows or other appropriate measures of estimated fair value.
During the second quarter of 2016, we performed interim impairment tests of intangible assets acquired through the acquisition of Peer Medical Ltd (“Peer Medical”) and RMS Endoskopie-Technik Stephan Wieth e.K. ("RMS"). Based on the impairment assessments, and lower expected future cash flows associated with these assets, we recorded pre-tax impairment charges of $11,648 for developed technology, $891 for customer relationships, and $50 for other intangible assets, resulting in full impairment of their remaining net book values as of June 30, 2016. These charges are recorded in impairment of intangible assets in the condensed consolidated statements of operations and comprehensive loss.
The Company reviews goodwill for impairment annually as of September 30, or more frequently if indicators of impairment exist, by applying a quantitative impairment analysis using the two step method. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired, and we are not required to perform additional analysis. If the fair value of the reporting unit is less than its carrying value, the Company will recognize the amount of the impairment loss for any excess carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
During the second quarter of 2016, developed technology, customer relationships, and other intangible assets were impaired. Due to this triggering event, we completed step one of the goodwill impairment test comparing the fair value of the reporting unit to its carrying value using a combination of income and market approaches. Under the first step of the goodwill impairment test, the fair value of the reporting unit was concluded to exceed its carrying value as of June 30, 2016. Based on the results of step one of the goodwill impairment test, we determined that step two was not required. As of June 30, 2016, there has been no impairment of goodwill.
Changes in the carrying amount of amortizable intangible assets and goodwill for the six months ended June 30, 2016 are as follows:

Intangible assets:
Balance at December 31, 2015	$13,819
Amortization	(1,381)
Impairment	(12,589)
Foreign currency translation adjustment	151
Balance at June 30, 2016	$—
Goodwill:
Balance at December 31, 2015	$20,105
Foreign currency translation adjustment	218
Balance at June 30, 2016	$20,323

(9)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Payroll and employee related expenses	$5,068	$4,787
Accrued warranty costs	573	922
Sales and other taxes payable	186	320
Other accrued liabilities	2,724	3,174
Accrued expenses and other current liabilities	$8,551	$9,203

(10)	Debt
The Company had $42,696 and $42,643 in total debt outstanding, net of discount, as of June 30, 2016 and December 31, 2015, respectively, which is fully included in long-term debt on the accompanying condensed consolidated balance sheets. Effective June 30, 2015, the Company refinanced its outstanding debt by entering into a new term loan credit and security agreement (the "Term Loan Credit Agreement") and a new revolving loan credit and security agreement (the "Revolving Loan Credit Agreement", and together with the Term Loan Credit Agreement, the "Credit Agreements") each dated June 30, 2015 (the "Closing Date") by and among EndoChoice and certain of its subsidiaries, MidCap Financial Trust, and Silicon Valley Bank.
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
Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 4.45% on the $43,000 advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments over the ensuing 30 month period until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee is accrued as additional interest expense using the effective interest rate method over the term of the loan.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of June 30, 2016. The Revolving Credit Facility expires on June 30, 2020.

(11)	Commitments and Contingencies
Operating Leases
The Company has certain minimum obligations under noncancelable operating leases, principally in connection with office and warehouse space, which contain provisions for rent-free periods. The total amount of rental payments due over the lease terms are being charged to rent expense using the straight-line method over the terms of the leases. Rent expense associated with noncancelable operating leases totaled $400 and $320 for the three months ended June 30, 2016 and 2015, respectively, and $770 and $609 for the six months ended June 30, 2016 and 2015, respectively.
Future minimum lease payments under noncancelable operating leases at June 30, 2016 are as follows:

Amount
Year:
2016 (remaining)	$870
2017	1,778
2018	1,556
2019	1,527
2020	1,152
2021	1,051
Thereafter	369
Total	$8,303

Legal Matters
On July 18, 2016, a putative stockholder class action lawsuit was filed in the Superior Court of Fulton County, Georgia against the Company, certain of the Company’s current officers, certain current and former members of the Company’s board of directors, and the underwriters of our initial public offering (the "IPO"). The complaint alleges that the registration statement for our IPO contained false and misleading statements relating to sales of Fuse® and asserts claims for violations of the Securities Act of 1933 on behalf of a putative class consisting of purchasers of EndoChoice common stock pursuant or traceable to the IPO. The complaint seeks unspecified compensatory damages, rescission and other relief. We believe the claims and allegations are without merit and intend to defend the litigation vigorously.
 Based on the limited nature of the plaintiff’s allegations, the early stage of the proceedings, the lack of discovery and because significant legal issues have yet to be raised and decided by the court, we have determined that the amount of any possible loss or range of possible loss in connection with the above matter is not reasonably estimable. While we believe the plaintiff’s claims and allegations are without merit, due to the uncertainties inherent in litigation, we cannot predict the ultimate outcome and resolution of this suit. An adverse outcome could materially and adversely affect the Company’s financial condition, results of operations, or cash flows in any particular reporting period.
We are not aware of any other pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various additional legal proceedings from time to time. While the results of lawsuits or other proceedings against the Company cannot be predicted with certainty, in the opinion of management, such matters are either considered without merit or involve amounts that cannot be reasonably estimated at this time. In the future, if it is determined that the lawsuits will result in losses that are probable and can be reasonably estimated, then an appropriate reserve for such losses will be recognized.

(12)	Stock-based Compensation
Equity Incentive Plans
The Company's equity incentive plans are broad-based, long-term programs intended to attract, motivate, and retain talented non-employee directors, officers, and employees and to align their interests with stockholders. For the six months ended June 30, 2016, the Company made new grants under the following equity incentive plans:
2015 Omnibus Equity Incentive Plan
The 2015 Omnibus Equity Incentive Plan (the "2015 Plan") allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards, and other stock-based awards to eligible individuals.
A total of 2,301,145 shares of our common stock are reserved for issuance under the 2015 Plan. As of June 30, 2016, 795,957 stock options, 649,067 shares of restricted stock, and 259,415 restricted stock units have been granted under the 2015 Plan. The 2015 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2015 Plan on January 1 of each year during the period beginning January 1, 2016 and ending on (and including) January 1, 2025. The annual increase in the number of shares will be equal to four percent (4%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that our board of directors is authorized to act prior to the first day of any calendar year to determine if the increase will be a lesser number of shares of common stock than would otherwise occur.

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan ("ESPP") is designed to allow our eligible employees to purchase shares of our common stock with accumulated payroll deductions of up to 15% of eligible compensation, subject to a purchase limitation of the lesser of 5,000 shares per offering period or $25 in fair market value of shares of common stock (determined at the time the option to purchase shares under the ESPP is granted) per annual period. The current offering period under the ESPP began on January 1, 2016 and concluded on June 30, 2016.
Stock Options
Following is a summary of stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2015	848,400	$11.10	7.7 years
Granted	217,244	5.31
Exercised	(13,571)	0.88
Forfeited	(43,312)	15.76
Outstanding at June 30, 2016	1,008,761	9.80	7.7 years
Vested and exercisable at June 30, 2016	311,832	$3.58
We estimate the fair value of stock options at the grant date using the Black-Scholes-Merton option pricing model. As of June 30, 2016, there was $2,660 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.1 years.
Restricted Stock and Restricted Stock Units
Following is a summary of restricted stock and restricted stock unit activity for the six months ended June 30, 2016:

	Number of Restricted Stock Shares	Number of Restricted Stock Units
Unvested at December 31, 2015	1,083,793	—
Granted	—	259,415
Vested	(155,710)	—
Forfeited	(87,664)	(8,518)
Unvested at June 30, 2016	840,419	250,897
\
As of June 30, 2016, total unrecognized compensation cost related to restricted stock shares was $6,935, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.8 years. As of June 30, 2016, total unrecognized compensation cost related to restricted stock units was $1,106, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock-based Compensation Expense
Stock-based compensation expense is recorded within the operating expense captions in the condensed consolidated statements of operations and comprehensive loss based on the employees receiving the awards. We recognized stock-based compensation expense as follows during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$126	$101	$173	$101
Research and development	59	516	170	517
Sales and marketing	221	420	490	421
General and administrative	847	2,459	1,757	2,462
Total	$1,253	$3,496	$2,590	$3,501
Stock-based compensation expense during the three and six months ended June 30, 2015 included $3,496 of previously unrecognized compensation cost for restricted stock grants that vested in connection with our initial public offering, or IPO, discussed in Note 1. The restricted stock grants contained vesting criteria based on both service (four years) and performance (the achievement of a minimum valuation threshold upon a liquidity event or initial public offering). The minimum valuation threshold was achieved in connection with our IPO.

(13)	Net Loss per Common Share
After giving effect to the corporate conversion as described in Note 1, the following table provides a reconciliation of the numerator and denominator used in calculating basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders	$(24,685)	$(19,487)	$(41,747)	$(34,761)
Denominator:
Weighted-average common shares outstanding - basic	25,030,906	19,300,197	24,993,954	17,320,472
Dilutive effect of stock options, warrants, restricted stock, and restricted stock units[1]	—	—	—	—
Weighted-average common shares outstanding - diluted	25,030,906	19,300,197	24,993,954	17,320,472
Net loss per share attributable to common stockholders - basic and diluted	$(0.99)	$(1.01)	$(1.67)	$(2.01)
1Potentially dilutive stock options, warrants, restricted stock, and restricted stock units were excluded from the calculation of diluted weighted-average shares outstanding as they would have had an anti-dilutive effect due to losses reported during the three and six months ended June 30, 2016 and 2015.
The treasury stock method is used to determine the dilutive effect of the Company’s potentially dilutive securities. The following securities were excluded from the calculation of diluted shares outstanding due to their anti-dilutive effect:

	June 30, 2016	June 30, 2015
Stock options	1,008,761	315,018
Warrants for common stock	4,061	4,061
Restricted stock	840,419	579,869
Restricted stock units	250,897	—
Total	2,104,138	898,948

(14)	Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, which are then adjusted for the tax impacts of certain discrete items. The Company recorded income tax benefit of $3,011 and income tax expense of $280 during the three months ended June 30, 2016 and June 30, 2015, respectively, resulting in effective rates of (10.87)% and 1.46%, respectively. The Company recorded income tax benefit of $3,041 and income tax expense of $479 during the six months ended June 30, 2016 and June 30, 2015, respectively, resulting in effective rates of (6.79)% and 1.40%, respectively. The Company updates its annual effective income tax rate each quarter, and if the estimated effective income tax rate changes, a cumulative adjustment is made. The low effective tax rates for the three and six months ended June 30, 2016 and 2015 are primarily the result of full valuation allowances against certain deferred tax assets. The income tax benefit and corresponding changes in effective tax rates for the three and six months ended June 30, 2016 are primarily due to the impairment of intangible assets discussed in Note 8.
The Company evaluates the realizability of the deferred tax assets on a jurisdictional basis at each reporting date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based on future operating results, there is a reasonable possibility that the valuation allowance against deferred tax assets in Germany could be released within the next twelve months. No liability for uncertain tax positions has been recorded as of June 30, 2016 or December 31, 2015.
The Company's U.S. tax returns are subject to examination by federal and state taxing authorities. During the three and six months ended June 30, 2016, the IRS concluded an examination of the Company's federal income tax return for fiscal year 2013. There were no material adjustments to our return as a result of the examination.

(15)	Segment, Geographical, and Customer Concentration
The Company is globally managed as one reportable segment, which is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The Company’s geographic regions consist of the United States and other areas, which are referred to as international.
The following table represents net revenues by geographic area based on the location of the customer during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$17,377	$16,579	$33,980	$31,899
International	1,875	2,063	3,734	3,491
Total	$19,252	$18,642	$37,714	$35,390
For the three and six months ended June 30, 2016 and 2015, no customers accounted for greater than 10% of revenues. Additionally, no customers accounted for greater than 10% of accounts receivable as of June 30, 2016 or December 31, 2015.
The composition of the Company’s long-lived assets, consisting of property and equipment, amortizable intangible assets, and goodwill by geographic area is set forth below:

	June 30, 2016	December 31, 2015
United States	$8,608	$7,694
Israel	19,142	31,694
Germany	5,186	6,059
Total	$32,936	$45,447

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 21, 2016.
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
During the six months ended June 30, 2016 and 2015, our net revenue was $37,714 and $35,390, respectively, and for the three months ended June 30, 2016 and 2015, our net revenue was $19,252 and $18,642, respectively. During the six months ended June 30, 2016 and 2015, our net loss was $41,747 and $34,761, respectively, and for the three months ended June 30, 2016 and 2015, our net loss was $24,685 and $19,487, respectively. We have not been profitable since inception and as of June 30, 2016, our accumulated deficit was $198,296. We have made significant investments over the past three years in our research and development, sales and marketing, general administrative, and manufacturing operations in support of the commercialization of Fuse®. We intend to continue to make investments in building our U.S. and International commercial infrastructure and sales force and in recruiting and training our sales representatives in addition to research and development of new products.
Components of our results of operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Net revenues
We generate revenue primarily from the sales of GI equipment and supplies and GI pathology services to GI caregivers treating a wide range of GI diseases. Net revenues from GI equipment and supplies include revenue from imaging systems and related products, single use therapeutic devices and infection control products, and endoscope repair and maintenance, and our net revenues from GI pathology services include revenues from our GI pathology laboratory. Sales to U.S. customers represented approximately 90.3% and 88.9% for the three months ended June 30, 2016 and 2015, respectively, and 90.1% and 90.1% of our net revenues for the six months ended June 30, 2016 and 2015, respectively.
Our Fuse® system is comprised of colonoscopes and gastroscopes, a FuseBox® video processor, a FusePanel® image management system, a FuseView® monitor system, a standard FuseCart® and other related supplies. We sell our Fuse® system primarily to GI departments in ASCs and hospitals in the United States and Germany and through distributors in other international markets.
We expect revenue to increase in the future as we expand our sales, marketing, and distribution capabilities to support growth in the United States and internationally as our Fuse® system becomes more widely adopted. We also expect revenue to increase as our customer base grows for single-use devices and infection control products and as the number of referring physicians for our pathology services increases.

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
We expect R&D expense to increase modestly as we continue to innovate and introduce new products and technologies addressing the evolving needs of the GI caregiver. However, we anticipate that our R&D costs will decrease as a percentage of net revenues over time if we are successful growing the sales of our products.
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

Amortization of intangible assets
Amortization of intangible assets consists primarily of amortization expense related to separately identified intangible assets including developed technology, customer relationships and other assets acquired as a result of the acquisitions of Peer Medical Ltd. ("Peer Medical") and RMS Endoskopie-Technik Stephan Wieth e.K. ("RMS") in January 2013. The value of the intangible assets acquired in the Peer Medical and RMS transactions was $23,731 and $1,894, respectively. As of June 30, 2016, intangible assets have no remaining net book value.
Impairment of intangible assets
Impairment of intangible assets consists of charges for the reduction in value of our separately identifiable intangible assets acquired as a result of the Peer Medical and RMS acquisitions. Impairment is recognized to the extent that the carrying amount of an intangible asset exceeds its fair value.
Other expense
Other expense is comprised primarily of interest expense, loss on early retirement of debt, foreign currency transaction gains and losses, and changes in the fair value of warrant liabilities. Interest expense consists primarily of interest payments made pursuant to our current Term Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank (which we refer to as our Term Loan Facility). Interest expense will fluctuate in future periods to the extent that we incur additional debt or repay loans. Our foreign currency transaction gains and losses primarily relate to foreign currency denominated cash, liabilities, and intercompany receivables and payables. The warrants issued to Triple Point Capital in connection with our prior Growth Capital Facility were remeasured to fair value on the date of the corporate conversion and reclassified from other long term liabilities to additional paid-in capital on the condensed consolidated balance sheet.
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
There have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2016 as compared to the significant accounting policies described in our Annual Report. We believe that the critical accounting policies discussed in our Annual Report are important to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Recently issued accounting pronouncements
Please see Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of operations
Comparison of the Three and Six Months ended June 30, 2016 and 2015
The following table set forth amounts from our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
GI equipment and supplies	$14,930	$15,285	$29,344	$29,080
GI pathology services	4,322	3,357	8,370	6,310
Net revenues	19,252	18,642	37,714	35,390
Cost of revenues:
GI equipment and supplies	11,233	10,952	23,630	20,978
GI pathology services	1,570	1,157	3,106	2,300
Cost of revenues	12,803	12,109	26,736	23,278
Gross profit	6,449	6,533	10,978	12,112
Operating Expenses:
Research and development	4,971	5,166	8,994	9,849
Sales and marketing	8,670	7,557	18,279	15,800
General and administrative	6,196	7,944	12,520	12,361
Amortization of intangible assets	699	690	1,381	1,377
Impairment of intangible assets	12,589	—	12,589	—
Operating expenses	33,125	21,357	53,763	39,387
Operating loss	(26,676)	(14,824)	(42,785)	(27,275)
Other expense	(1,020)	(4,383)	(2,003)	(7,007)
Net loss before income taxes	(27,696)	(19,207)	(44,788)	(34,282)
Income tax benefit (expense)	3,011	(280)	3,041	(479)
Net loss	$(24,685)	$(19,487)	$(41,747)	$(34,761)
Net revenues
The following table sets forth revenue by product category for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Imaging	$5,506	$6,095	$11,154	$11,600
Single-use products	9,424	9,190	18,190	17,480
GI equipment and supplies	14,930	15,285	29,344	29,080
GI pathology services	4,322	3,357	8,370	6,310
Net revenues	$19,252	$18,642	$37,714	$35,390

Net revenues for GI equipment and supplies decreased $355, or 2.3%, to $14,930 for the three months ended June 30, 2016 compared to $15,285 during the three months ended June 30, 2015. Net revenues for GI equipment and supplies increased $264, or 0.9%, to $29,344 for the six months ended June 30, 2016 compared to $29,080 during the six months ended June 30, 2015. The change in net revenues for GI equipment and supplies was primarily attributable to decreases in imaging sales of Fuse® systems from 27 systems in the three months ended June 30, 2015 to 25 systems in the three months ended June 30, 2016, or 7.4%, and increases in imaging sales of Fuse® systems from 53 systems in the six months ended June 30, 2015 to 55 systems in the six months ended June 30, 2016, or 3.8%. Our average selling price per system was consistent for all periods presented, although the average number of scopes sold per system can vary from quarter to quarter. The change in net revenues for GI equipment and supplies was also attributable to a 2.5% and 4.1% increase in net revenues of our single-use therapeutic devices and infection control products for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, which was achieved through expansion of our customer base and cross selling opportunities presented by Fuse® sales.
Net revenues for GI pathology services increased $965, or 28.7%, to $4,322 for the three months ended June 30, 2016 compared to $3,357 during the three months ended June 30, 2015. Net revenues for GI pathology services increased $2,060, or 32.6%, to $8,370 for the six months ended June 30, 2016 compared to $6,310 during the six months ended June 30, 2015. The growth in net revenues for GI pathology services was primarily attributable to a 33.1% increase in the number of specimens processed for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and a 42.6% increase in the number of specimens processed for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to an increase in the number of referring physicians.
Cost of revenues
Cost of revenues for GI equipment and supplies increased $281, or 2.6%, to $11,233 during the three months ended June 30, 2016 compared to $10,952 during the three months ended June 30, 2015. Cost of revenues increased $2,652, or 12.6%, to $23,630 during the six months ended June 30, 2016 compared to $20,978 during the six months ended June 30, 2015. The increase in cost of revenues was attributable to an increase in the number of Fuse® systems sold. In addition, the three and six months ended June 30, 2016 included obsolescence charges of $506 and $1,117, respectively, to write down the cost of older versions of Fuse® systems and parts as new products have been introduced. As a percentage of GI equipment and supplies revenues, cost of revenues for GI equipment and supplies was 75.2% and 80.5% for the three and six months ended June 30, 2016, respectively, compared to 71.7% and 72.1% for the three and six months ended June 30, 2015, respectively. The increase in GI equipment and supply costs as a percentage of revenue was due to lower gross margins on Fuse® during the ramp up of global manufacturing and service operations and as we introduced new product generations prior to achieving significant sales.
Cost of revenues for GI pathology services increased $413, or 35.7%, to $1,570 during the three months ended June 30, 2016 compared to $1,157 during the three months ended June 30, 2015. Cost of revenues increased $806, or 35.0%, to $3,106 during the six months ended June 30, 2016 compared to $2,300 during the six months ended June 30, 2015. The increase in GI pathology costs for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 related to higher variable costs resulting from the growth in specimens processed, partially offset by lower allocated fixed production overhead costs to more specimens processed. As a percentage of GI pathology services revenues, cost of revenues for GI pathology services was 36.3% and 37.1% for the three and six months ended June 30, 2016, respectively, compared to 34.5% and 36.5% for the three and six months ended June 30, 2015, respectively.
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
Gross profit
Gross profit for GI equipment and supplies was $3,697 and $5,714 for the three and six months ended June 30, 2016, respectively, compared to $4,333 and $8,102 for the three and six months ended June 30, 2015, respectively, a decrease of $636 and $2,388, or 14.7% and 29.5%, respectively, for the reasons discussed above. Gross profit for GI pathology services was $2,752 and $5,264 for the three and six months ended June 30, 2016, respectively, compared to $2,200 and $4,010 for the three and six months ended June 30, 2015, respectively, an increase of $552 and 1,254, or 25.1% and 31.3%, respectively, for the reasons discussed above.

Research and development
Research and development expenses decreased $195, or 3.8%, to $4,971 during the three months ended June 30, 2016 compared to $5,166 during the three months ended June 30, 2015. Research and development expenses decreased $855, or 8.7%, to $8,994 during the six months ended June 30, 2016 compared to $9,849 during the six months ended June 30, 2015. The decrease in expense is primarily attributable to a reduction of Fuse® start-up manufacturing costs and project expenses. Research and development expense included $543 and $1,345 for the three and six months ended June 30, 2015, respectively, of labor and overhead costs associated with certain engineering activities required to advance the design of Fuse® for manufacture. No such costs were included in research and development expense for the three and six months ended June 30, 2016. Additionally, stock-based compensation expense charged to research and development was $59 and $170 for the three and six months ended June 30, 2016, respectively, compared to $516 and $517 for the three and six months ended June 30, 2015, respectively. As a percentage of net revenues, research and development expenses were 25.8% and 23.8% for the three and six months ended June 30, 2016, respectively, compared to 27.7% and 27.8% for the three and six months ended June 30, 2015, respectively.
Sales and marketing
Sales and marketing expenses increased $1,113, or 14.7%, to $8,670 during the three months ended June 30, 2016 compared to $7,557 during the three months ended June 30, 2015. Sales and marketing expenses increased $2,479, or 15.7%, to $18,279 during the six months ended June 30, 2016 compared to $15,800 during the six months ended June 30, 2015. The increase is primarily attributable to expanding the sales and marketing organization. As a percentage of net revenues, sales and marketing expense was 45.0% and 48.5% for the three and six months ended June 30, 2016, respectively, compared to 40.5% and 44.6% for the three and six months ended June 30, 2015, respectively.
General and administrative
General and administrative expense decreased $1,748, or 22.0%, to $6,196 during the three months ended June 30, 2016 compared to $7,944 during the three months ended June 30, 2015. General and administrative expenses increased $159, or 1.3%, to $12,520 during the six months ended June 30, 2016 compared to $12,361 during the six months ended June 30, 2015. The increase was due to expenses related to being a public company, stock-based compensation, and an increase in headcount as we invested in our infrastructure and systems to support the growth of the company and commercialization of Fuse®. General and administrative expense includes $847 and $1,757 for stock based compensation during the three and six months ended June 30, 2016, respectively, compared to $2,459 and $2,462 during the three and six months ended June 30, 2015, respectively. As a percentage of net revenues, general and administrative expenses were 32.2% and 33.2% for the three and six months ended June 30, 2016, respectively, compared to 42.6% and 34.9% for the three and six months ended June 30, 2015, respectively.
Amortization of intangible assets
Amortization of intangible assets was $699 and $1,381 for the three and six months ended June 30, 2016 compared to $690 and $1,377 for the three and six months ended June 30, 2015. The increase relates to fluctuations in foreign currency exchange rates.
Impairment of intangible assets
During the second quarter of 2016, we impaired the remaining net book value of intangible assets from the Peer Medical and RMS acquisitions, resulting in pre-tax impairment charges totaling $12,589 for the three and six months ended June 30, 2016. The impairments were the result of lowered cash flow projections for the assets. No impairments of intangible assets were recognized for the three and six months ended June 30, 2015.
Due to the triggering event resulting from the impairment of intangible assets, we completed step one of the goodwill impairment test comparing the fair value of the reporting unit to its carrying value using a combination of income and market approaches. Under the first step of the goodwill impairment test, the fair value of the reporting unit was concluded to exceed its carrying value as of June 30, 2016. Based on the results of step one of the goodwill impairment test, we determined that step two was not required. As of June 30, 2016, there has been no impairment of goodwill.

Other expense
For the three and six months ended June 30, 2016 and 2015, other expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$(1,150)	$(1,503)	$(2,297)	$(3,094)
Foreign currency exchange gain (loss)	23	(180)	80	(1,166)
Loss on early retirement of debt	—	(2,282)	—	(2,282)
Warrant liability mark-to-market	—	(407)	—	(435)
Other income (expense)	107	(11)	214	(30)
Other expense	$(1,020)	$(4,383)	$(2,003)	$(7,007)
Other expense decreased $3,363, or 76.7%, to $1,020 during the three months ended June 30, 2016 compared to $4,383 during the three months ended June 30, 2015. The change was primarily due to a $2,282 loss on debt retirement charges for the three months ended June 30, 2015. In addition, interest expense and warrant liability mark-to-market charges decreased $353 and $407, respectively, and foreign currency gains and other income increased $203 and $118, respectively, over the same period. Other expense decreased $5,004, or 71.4%, to $2,003 during the six months ended June 30, 2016 compared to $7,007 during the six months ended June 30, 2015. The change was primarily due to a $2,282 loss on debt retirement charges for the six months ended June 30, 2015. In addition, interest expense and warrant liability mark-to-market charges decreased $797 and $435, respectively, and foreign currency gains and other income increased $1,246 and $244, respectively, over the same period. The foreign currency gains and losses relate to the impact of revaluing certain of our intercompany receivables and payables between our U.S., German, and Israeli subsidiaries as a result of changes in the respective Euro and Shekel to U.S. dollar exchange rates.
Income taxes
Income tax benefit was $3,011 and $3,041 for the three and six months ended June 30, 2016 compared to income tax expense of $280 and $479 for the three and six months ended June 30, 2015, a decrease in income tax expense of $3,291 and $3,520, respectively. The decreases during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were primarily due to the current quarter impact of the impairment of intangible assets on foreign subsidiary earnings.
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
Liquidity and capital resources
Overview
Since our inception and prior to our IPO, we financed our operations primarily through non-public equity financings and to a lesser extent, debt financings. During June 2015, we completed our IPO and received net proceeds of $94,186. Based on our current operating plan, we expect that cash and marketable securities on hand as well as $15,000 of available capital under our revolving line of credit will be sufficient to fund our operations into 2018. As of June 30, 2016, we had total cash, cash equivalents, and marketable securities of $56,946 and an accumulated deficit of $198,296.
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
Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

•	our ability to generate revenues;

•	fluctuations in gross margins, operating expenses and net loss; and

•	fluctuations in working capital.
Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to Fuse®;

•	expansion of our sales and marketing activities, including hiring new direct sales representatives;

•	purchases of new product demonstration equipment used by our sales representatives and other personnel for Fuse® product demonstrations to GI specialists;

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
Cash flows
The following table provides a summary of our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(26,378)	$(18,561)
Net cash provided by (used in) investing activities	6,321	(2,555)
Net cash provided by financing activities	464	125,808
Effect of exchange rate changes on cash and cash equivalents	18	6
Net (decrease) increase in cash and cash equivalents	$(19,575)	$104,698

Cash flows from operating activities
During the six months ended June 30, 2016, net cash used in operating activities was $26,378, consisting primarily of a net loss of $41,747 and an increase in net operating assets of $2,717, partially offset by non-cash charges of $18,086. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the related expansion of our infrastructure in sales and marketing. The increase in net operating assets was due to increases in accounts receivable and prepaid expenses and other current assets and a decrease in accounts payable, accrued expenses, and other liabilities, partially offset by decreases in inventories and other assets. The non-cash charges primarily related to impairment of intangible assets, depreciation and amortization, deferred income tax benefit, loss on impairment of property and equipment, stock-based compensation, and provision for doubtful accounts.
During the six months ended June 30, 2015, net cash used in operating activities was $18,561, consisting primarily of a net loss of $34,761, partially offset by a decrease in net operating assets of $2,625, non-cash charges of $11,293, and loss on early retirement of debt of $2,282. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the expansion of our infrastructure in sales and marketing, research and development, and manufacturing supply chain. The decrease in net operating assets was due to increases in accounts payable, accrued liabilities and other liabilities, decreases in inventories and other assets, partially offset by increases in accounts receivable and prepaid expenses and other current assets. The non-cash charges primarily consisted of depreciation and amortization, loss on impairment of property and equipment, stock-based compensation, change in the fair value of warranty liability, an unrealized foreign currency loss, and provision for doubtful accounts.
Cash flows from investing activities
During the six months ended June 30, 2016, net cash provided by investing activities was $6,321, consisting of proceeds from the maturity of marketable securities of $10,925, offset by $4,604 of capital expenditures associated with increased demonstration equipment and manufacturing equipment related to the commercialization of Fuse®.
During the six months ended June 30, 2015, net cash used in investing activities was $2,555, consisting of an increase in the deployment of Fuse® demonstration equipment and an increase in other capital expenditures associated with the commercialization of Fuse®.

Cash flows from financing activities
During the six months ended June 30, 2016, net cash provided by financing activities was $464, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $486 and cash from option exercises of $28, partially offset by contingent consideration payments of $50.
During the six months ended June 30, 2015, net cash provided by financing activities was $125,808, consisting of proceeds from the issuance of member units of $31,000, net proceeds from our IPO of $94,460, net proceeds from our debt refinancing of $3,000, and cash from options exercises of $71, partially offset by prepayment and end of term fees for early retirement of debt of $2,306 and payments for debt financing fees of $417.
Indebtedness
On June 30, 2015, the Company refinanced its outstanding debt by entering into the $43,000 Term Loan Credit Agreement and $15,000 Revolving Loan Credit Agreement with MidCap Financial Trust and Silicon Valley Bank.
The Credit Agreements contain representations and covenants typical for credit arrangements of comparable size in the medical device industry, including certain financial covenants related to minimum liquidity levels and net revenues. These financial covenants were amended for the duration of the term loan on August 2, 2016 and the end of term fee was increased to 4.45%. The Credit Agreements also contain customary events of default. If an event of default occurs and is not cured within any applicable grace period or is not waived, the creditors are entitled to take various actions, including, without limitation, the acceleration of amounts due thereunder, termination of commitments under the Credit Agreements, and realization upon the collateral securing the credit facilities.
Term Loan Facility
The Term Loan Credit Agreement provides for a five-year $43,000 senior term loan facility (the "Term Loan Facility") secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. The Term Loan Facility bears interest at a fixed rate of 9.5% per year and is subject to an end of term fee of 4.45% on the $43,000 advanced under the facility on the Closing Date. Interest-only payments are due during the first 30 months of the Term Loan Facility, with principal payments beginning in January 2018 in equal monthly installments over the ensuing 30 month period until maturity. The end of term fee is not applied to scheduled principal payments and is due only upon the earlier of repayment or maturity of the loan. The end of term fee is accrued as additional interest expense using the effective interest rate method over the term of the loan.
Proceeds from the Term Loan Facility were used to voluntarily prepay $40,000 of outstanding loans under the Growth Capital Facility with Triple Point Capital, LLC, to pay $2,306 of prepayment and end of term fees, and to pay $517 of other fees and expenses in connection with the refinancing.
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of June 30, 2016. The Revolving Credit Facility expires on June 30, 2020.

Contractual obligations and commitments
The following table summarizes our expected material contractual payment obligations as of June 30, 2016 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)(2)	$44,914	$—	$25,800	$19,114	$—
Operating leases	8,303	1,765	3,209	2,440	889
Total	$53,217	$1,765	$29,009	$21,554	$889

(1)	Under the terms of the Term Loan Credit Agreement, principal payments begin January 2018 and continue until maturity on June 30, 2020.

(2)	Includes aggregate end of term fees of $1,914 due at maturity of the Term Loan Credit Agreement.
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
Interest rate risk and credit risk
We are exposed to interest rate risk in connection with future borrowings under our Revolving Credit Facility, which will bear interest annually at a floating rate based upon the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25%. As of June 30, 2016, no amounts were outstanding under our Revolving Credit Facility. We do not believe that we are exposed to material interest rate risk with respect to our Term Loan Facility, which bears interest at a fixed rate of 9.5% that is not subject to changes in market interest rates.
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
As of June 30, 2016, we held $2,763 of cash, $11,695 of cash equivalents, and $42,488 of available-for-sale short-term marketable securities. Cash equivalents were comprised of liquid money market funds with durations of less than 90 days, and available-for-sale short-term marketable securities were comprised of U.S. Treasury, U.S. government agency, and investment-grade corporate debt securities. Our investments bear interest primarily at fixed rates, have durations of less than one year, and are diversified across high-credit quality issuers. Therefore, we do not believe that our investment securities are subject to significant interest rate risk or credit risk. Nor do we believe that we are exposed to material interest rate risk with respect to cash, which is not subject to loss of principal due to fluctuations in interest rates and is held in readily available checking accounts with high quality financial institutions. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
For the three months ended June 30, 2016 and 2015, approximately 7.7% and 7.1%, respectively, of our sales were denominated in foreign currencies. For the six months ended June 30, 2016 and 2015, approximately 6.4% and 6.1%, respectively, of our sales were denominated in foreign currencies.
Inflation risk
Inflation generally affects us by increasing our cost of labor and manufacturing and other costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six month periods ended June 30, 2016 and 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information required by this item is set forth in Note 11, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements (unaudited) contained in Part I, Item 1 of this report, which information is incorporated herein by reference.
Item 1A. Risk Factors
An investment in our common stock involves risks. You should carefully consider the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 21, 2016 as well other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell shares of our common stock. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our Annual Report filed with the SEC on March 21, 2016, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the three months ended June 30, 2016.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 2, 2016, we, together with our wholly-owned subsidiaries EndoChoice, Inc. and Robert S. Smith, M.D., Inc., entered into amendments (collectively, the “Amendments”) to our Revolving Loan Credit Agreement, with MidCap Funding IV Trust and the other lenders party thereto, and our Term Loan Credit Agreement, with MidCap Financial Trust and the lenders party thereto. These Amendments, among other things, reduced the minimum net revenue levels we must maintain under the financial covenants contained in the Revolving Loan Credit Agreement and the Term Loan Credit Agreement. The minimum net revenue levels that we must maintain under the Revolving Loan Credit Agreement and the Term Loan Credit Agreement are tested quarterly based on our net sales from the preceding two quarters. As amended by the Amendments, we must maintain net revenue of $37,623 and $39,787 for the periods ending September 30, 2016 and December 31, 2016, respectively, to remain in compliance with our financial covenants under the Revolving Loan Credit Agreement and the Term Loan Credit Agreement. The end of term fee under the Term Loan Credit Agreement was increased from 2.95% to 4.45%. All other material terms of the Revolving Loan Credit Agreement and Term Loan Credit Agreement remain unchanged.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendments, which will be filed as exhibits to our quarterly report on Form 10-Q for the quarter ended September 30, 2016.

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

EndoChoice Holdings, Inc.
(Registrant)

Date: August 3, 2016	By:	/s/ David N. Gill
David N. Gill President and Chief Financial Officer (Principal Financial Officer and Accounting Officer and duly authorized signatory)