Form 10-Q
period 2016-09-30
EndoChoice Holdings, Inc.
filed 2016-11-07
CIK 1623919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The Registrant had 26,091,674 shares of Common Stock, $0.001 par value per share, outstanding as of November 1, 2016.

EndoChoice Holdings, Inc.

i

Part I. Financial Information
Item 1. Financial Statements
EndoChoice Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands (except share and per share data)	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$15,148	$34,033
Short-term marketable securities	28,880	33,872
Receivables, net	10,297	9,880
Inventories	16,055	17,473
Prepaid expenses and other current assets	3,689	3,108
Total current assets	74,069	98,366
Long-term marketable securities	—	19,748
Property and equipment, net	13,373	11,523
Intangible assets, net	—	13,819
Goodwill	20,809	20,105
Deferred income taxes	158	—
Deposits and other long-term assets	758	777
Total assets	$109,167	$164,338
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,742	$8,434
Accrued expenses and other current liabilities	12,054	9,203
Current portion of deferred rent	132	85
Deferred revenue	842	812
Total current liabilities	18,770	18,534
Long-term debt, net of discount	42,723	42,643
Deferred rent, less current portion	917	761
Deferred income taxes	—	2,493
Other long-term liabilities	938	614
Total liabilities	63,348	65,045
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 25,393,206 shares issued and outstanding at September 30, 2016; 24,886,516 shares issued and outstanding at December 31, 2015	26	26
Additional paid-in capital	261,796	257,384
Accumulated deficit	(215,659)	(156,549)
Accumulated other comprehensive loss	(344)	(1,568)
Total stockholders’ equity	45,819	99,293
Total liabilities and stockholders’ equity	$109,167	$164,338
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands (except share and per share data)	2016	2015	2016	2015
Revenues:
GI equipment and supplies	$13,815	$14,684	$43,159	$43,764
GI pathology services	5,335	3,679	13,705	9,989
Net revenues	19,150	18,363	56,864	53,753
Cost of revenues:
GI equipment and supplies	11,272	10,804	34,902	31,782
GI pathology services	1,817	1,418	4,923	3,718
Cost of revenues	13,089	12,222	39,825	35,500
Gross profit	6,061	6,141	17,039	18,253
Operating expenses:
Research and development	4,420	3,938	13,414	13,787
Sales and marketing	9,404	6,923	27,683	22,723
General and administrative	6,156	5,033	18,676	17,394
Amortization of intangible assets	—	690	1,381	2,067
Impairment of intangible assets	—	—	12,589	—
Transaction costs	1,792	—	1,792	—
Operating expenses	21,772	16,584	75,535	55,971
Operating loss	(15,711)	(10,443)	(58,496)	(37,718)
Other income (expense):
Other income (expense)	(112)	360	182	(1,271)
Interest expense	(1,194)	(1,163)	(3,491)	(4,257)
Loss on early retirement of debt	—	—	—	(2,282)
Total other expense	(1,306)	(803)	(3,309)	(7,810)
Net loss before income taxes	(17,017)	(11,246)	(61,805)	(45,528)
Income tax (expense) benefit	(346)	(332)	2,695	(811)
Net loss	(17,363)	(11,578)	(59,110)	(46,339)
Other comprehensive income (loss):
Foreign currency translation adjustments	810	(1,413)	1,111	(357)
Change in fair value of available-for-sale securities	(16)	11	113	11
Other comprehensive income (loss)	794	(1,402)	1,224	(346)
Comprehensive loss	$(16,569)	$(12,980)	$(57,886)	$(46,685)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.47)	$(2.36)	$(2.34)
Weighted-average shares of common stock used to compute net loss per share attributable to common stockholders, basic and diluted	25,263,282	24,738,893	25,084,761	19,820,453
See accompanying notes to condensed consolidated financial statements.

EndoChoice Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
in thousands	2016	2015
Cash flows from operating activities:
Net loss	$(59,110)	$(46,339)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of intangible assets	12,589	—
Depreciation and amortization	6,241	6,055
Stock-based compensation	3,882	4,230
Loss on disposal of property and equipment	115	372
Non-cash interest expense and discount amortization	318	565
Amortization of premium on marketable securities, net	457	195
Change in fair value of warrant liability	—	435
Provision for doubtful accounts	1,023	872
Unrealized foreign currency (gain) loss	(205)	545
Deferred income tax (benefit) expense	(2,783)	327
Loss on early retirement of debt	—	2,282
Loss on impairment of property and equipment	425	912
Changes in certain working capital components and other assets and liabilities:
Accounts receivable	(1,378)	(971)
Inventories	1,708	(2,350)
Prepaid expenses and other current assets	(718)	(1,755)
Other assets	252	459
Accounts payable, accrued expenses, and other liabilities	391	3,031
Net cash used in operations	(36,793)	(31,135)
Cash flows from investing activities:
Capital expenditures	(7,114)	(4,977)
Purchases of marketable securities	—	(55,352)
Proceeds from maturities of marketable securities	24,562	—
Net cash provided by (used in) investing activities	17,448	(60,329)
Cash flows from financing activities:
Proceeds from term loan	—	43,000
Principal payments on term loan	—	(40,000)
Prepayment and end of term fees for early retirement of debt	—	(2,306)
Payments for debt financing fees	—	(417)
Payments of contingent consideration	(80)	—
Proceeds from issuance of member units, net	—	31,000
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	94,186
Proceeds from issuance of common stock under employee stock purchase plan	486	—
Proceeds from option exercises	28	71
Net cash provided by financing activities	434	125,534
Effect of exchange rate changes on cash and cash equivalents	26	(35)
Net (decrease) increase in cash and cash equivalents	(18,885)	34,035
Cash and cash equivalents, beginning of period	34,033	13,761
Cash and cash equivalents, end of period	$15,148	$47,796
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,162	$2,492
Income taxes	$55	$43
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
The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and cash flow deficits from operations for the three and nine months ended September 30, 2016 and 2015. The Company has financed operations to date primarily through private placements of equity securities, borrowings under debt agreements, and the issuance of common stock in the initial public offering completed in June 2015. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to generate sufficient cash flow to meet its obligations and ultimately to attain profitable operations. Failure to increase sales of its products, manage discretionary expenditures, or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of EndoChoice Holdings, Inc. (formerly ECPM Holdings, LLC prior to the corporate conversion discussed below; EndoChoice, Inc.; EndoChoice Innovation Center, Ltd.; EndoChoice GmbH; and Robert S. Smith, M.D., Inc. d/b/a EndoChoice Pathology ("EC Pathology")). The Company also owns a 67% interest in EndoChoice Israel, Ltd., which had no material transactions during the three and nine months ended September 30, 2016 or 2015. All significant intercompany transactions and balances were eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016 and the results of its operations and its cash flows for the three and nine months ended September 30, 2016 and 2015. The condensed consolidated financial statements, including these condensed notes, exclude some of the disclosures required in annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2015 filed with the SEC on March 21, 2016.
The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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
The Boston Scientific Merger
On September 27, 2016, EndoChoice Holdings, Inc. (“Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Scientific Corporation (“Boston Scientific”) and Falcon Merger Corp., a wholly-owned subsidiary of Boston Scientific (“Purchaser”). Pursuant to the Merger Agreement, on October 7, 2016, the Purchaser commenced an offer to purchase (the “Offer”) each outstanding share of Holdings common stock for $8.00 in cash. The completion of the Offer is subject to customary conditions, including, among others: (i) that the number of shares validly tendered and not subsequently validly withdrawn in the Offer represents at least a majority of the voting power of all shares of capital stock of the Company then outstanding (on a fully-diluted basis), (ii) the absence of a material adverse effect on the Company and (iii) the satisfaction or waiver of other customary closing conditions as set forth in the Merger Agreement, including approval from antitrust authorities. If the Offer is completed, Boston Scientific is required by the Merger Agreement to consummate a merger of the Purchaser with and into Holdings, with Holdings surviving the merger as a non-public subsidiary of Boston Scientific. There is no assurance that all of the various conditions to the Offer will be satisfied, or that the subsequent merger will be completed on the proposed terms, within the expected time frame, or at all.
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

(2)	Summary of Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2016 as compared to the significant accounting policies described in Note 2 of the “Notes to consolidated financial statements” in the Company’s December 31, 2015 audited financial statements included in its Annual Report.

(3)	Recent Accounting Pronouncements
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other Than Inventory, in an effort to reduce the cost and complexity and improve the accounting for income tax consequences of intra-entity transfers of assets. Under current U.S. GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. ASU 2016-16 eliminates the requirement to delay recognition and allows an entity to recognize the income tax consequences when the transfer of an intra-entity asset other than inventory occurs. The standard is effective for reporting periods beginning after December 31, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the future adoption of this standard.

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

As of September 30, 2016 and December 31, 2015, the Company holds a portfolio of available-for-sale marketable securities recorded at fair value on the condensed consolidated balance sheets (as discussed in Note 5). Other financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 that require fair value disclosure include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt. The estimated fair values of these financial assets and liabilities as of September 30, 2016 and December 31, 2015 reasonably approximate their respective carrying values as reported within the condensed consolidated balance sheets.
As of September 30, 2016 and December 31, 2015, contingent liabilities for accrued earn-out consideration were categorized as Level 3 within the fair value hierarchy and were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value. These liabilities are adjusted if deemed necessary and have been recorded in accrued expenses and other current liabilities and other long-term liabilities within the condensed consolidated balance sheets. The increases or decreases in the fair value of these contingent consideration liabilities can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measures are based on significant inputs that are not observable in the market, they are categorized as Level 3.
For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein and gains or losses recognized during the period:

Fair value measurements using significant unobservable inputs (level 3):	Contingent liabilities for accrued earn-out acquisition consideration
Balance as of December 31, 2015	$393
Foreign currency translation adjustments	6
Payments	(80)
Balance as of September 30, 2016	$319
Within the condensed consolidated balance sheets, the current portion of contingent liabilities for accrued earn-out acquisition consideration are included in accrued expenses and other current liabilities, while the non-current portion is included in other long-term liabilities. The determination of current versus non-current is made based on the expected timing of the payments from the balance sheet date. Amounts expected to be paid within twelve months of the balance sheet date are classified as current, and amounts expected to be paid after twelve months from the balance sheet date are classified as non-current. As of September 30, 2016, $319 of contingent liabilities for accrued earn-out acquisition consideration were included in accrued expenses and other current liabilities. As of December 31, 2015, $110 and $283 of contingent liabilities for accrued earn-out acquisition consideration were included in accrued expenses and other current liabilities and other long-term liabilities, respectively.

(5)	Marketable Securities
The table below summarizes the Company’s available-for-sale marketable securities' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of September 30, 2016 (refer to Note 4 for discussion of our fair value hierarchy):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
U.S. Treasuries	$2,004	$1	$—	$2,005	$2,005	$—
U.S. government agencies	3,579	1	—	3,580	3,580	—
Subtotal	5,583	2	—	5,585	5,585	—
Level 2:
Corporate securities	23,300	2	(7)	23,295	23,295	—
Subtotal	23,300	2	(7)	23,295	23,295	—
Total	$28,883	$4	$(7)	$28,880	$28,880	$—

The table below summarizes the Company’s available-for-sale marketable securities' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of December 31, 2015:

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

As of September 30, 2016, the entire portfolio of available-for-sale marketable securities was classified as short-term, as all securities had a remaining maturity of less than one year. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid.
No realized gains and losses were recognized on the sale of marketable securities for any of the periods presented. As of September 30, 2016, net unrealized losses of $3, net of tax, were included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2016, and there were no changes in the valuation techniques used by the Company.

(6)	Inventories
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$4,841	$6,821
Work-in-process	3,463	3,113
Finished goods	7,751	7,539
Total inventories	$16,055	$17,473

(7)	Property and Equipment
Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
Furniture and fixtures	$1,549	$1,229
Leasehold improvements	3,133	2,244
Computers and software	4,505	3,245
Demonstration equipment	11,018	8,414
Machinery and equipment	8,608	6,428
Construction in progress	165	1,015
Total	28,978	22,575
Accumulated depreciation	(15,605)	(11,052)
Property and equipment, net	$13,373	$11,523

Depreciation expense was $1,740 and $1,338 for the three months ended September 30, 2016 and 2015, respectively, and $4,860 and $3,988 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, we recognized an impairment of $282 and $912, respectively, on demonstration equipment due to the replacement of certain of this equipment with newer versions of Fuse®. The impairment losses are recorded in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss. No impairment on demonstration equipment was recognized during the three months ended September 30, 2016 and 2015.

(8)	Goodwill and Other Intangible Assets
Following is a summary of the carrying values of goodwill and other intangible assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value	Gross carrying amount	Accumulated amortization	Impairment	Net carrying value
Amortizable intangible assets:
Customer relationships	$1,714	$(823)	$(891)	$—	$1,683	$(732)	$—	$951
Developed technology	20,699	(9,051)	(11,648)	—	20,498	(7,687)	—	12,811
Other intangible assets	2,221	(2,171)	(50)	—	2,198	(2,141)	—	57
Total amortizable intangibles	$24,634	$(12,045)	$(12,589)	$—	$24,379	$(10,560)	$—	$13,819

Unamortizable intangible assets:
Goodwill	$20,809	$—	$—	$20,809	$20,105	$—	$—	$20,105
The Company recorded amortization expense related to the amortizable intangible assets of $0 and $690 for the three months ended September 30, 2016 and 2015, respectively, and $1,381 and $2,067 for the nine months ended September 30, 2016 and 2015, respectively.
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
In consideration of the outstanding Merger Agreement discussed in Note 1, the Company reviewed goodwill for impairment as of September 30 by applying a quantitative impairment analysis using the two step method. Under the first step of the goodwill impairment test, the fair value of the reporting unit was concluded to exceed its carrying value. Based on the results of step one of the goodwill impairment test, we determined that step two was not required. As of September 30, 2016, there has been no impairment of goodwill.
Changes in the carrying amount of amortizable intangible assets and goodwill for the nine months ended September 30, 2016 are as follows:

Intangible assets:
Balance at December 31, 2015	$13,819
Amortization	(1,381)
Impairment	(12,589)
Foreign currency translation adjustment	151
Balance at September 30, 2016	$—
Goodwill:
Balance at December 31, 2015	$20,105
Foreign currency translation adjustment	704
Balance at September 30, 2016	$20,809

(9)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Payroll and employee related expenses	$5,712	$4,787
Transaction costs	1,792	—
Accrued warranty costs	849	922
Sales and other taxes payable	377	320
Other accrued liabilities	3,324	3,174
Accrued expenses and other current liabilities	$12,054	$9,203

(10)	Debt
The Company had $42,723 and $42,643 in total debt outstanding, net of discount, as of September 30, 2016 and December 31, 2015, respectively, which is fully included in long-term debt on the accompanying condensed consolidated balance sheets. Effective June 30, 2015, the Company refinanced its outstanding debt by entering into a new term loan credit and security agreement (the "Term Loan Credit Agreement") and a new revolving loan credit and security agreement (the "Revolving Loan Credit Agreement", and together with the Term Loan Credit Agreement, the "Credit Agreements") each dated June 30, 2015 (the "Closing Date") by and among EndoChoice and certain of its subsidiaries, MidCap Financial Trust, and Silicon Valley Bank.
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
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of September 30, 2016. The Revolving Credit Facility expires on June 30, 2020.

(11)	Commitments and Contingencies
Operating Leases
The Company has certain minimum obligations under noncancelable operating leases, principally in connection with office and warehouse space, which contain provisions for rent-free periods. The total amount of rental payments due over the lease terms are being charged to rent expense using the straight-line method over the terms of the leases. Rent expense associated with noncancelable operating leases totaled $414 and $320 for the three months ended September 30, 2016 and 2015, respectively, and $1,184 and $929 for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum lease payments under noncancelable operating leases at September 30, 2016 are as follows:

Amount
Year:
2016 (remaining)	$431
2017	1,791
2018	1,568
2019	1,538
2020	1,154
2021	1,051
Thereafter	369
Total	$7,902
Legal Matters
On July 18, 2016 and October 10, 2016, putative stockholder class action lawsuits were filed in the Superior Court of Fulton County, Georgia against the Company, certain of the Company’s current officers, certain current and former members of the Company’s board of directors, and the underwriters of our initial public offering (the "IPO"). The complaints, which are substantially similar, allege that the registration statement for our IPO contained false and misleading statements relating to sales of Fuse® and asserts claims for violations of the Securities Act of 1933 on behalf of a putative class consisting of purchasers of EndoChoice common stock pursuant or traceable to the IPO. The complaints seek unspecified compensatory damages, rescission and other relief. The Plaintiffs are seeking consolidation of the two actions, and have committed to filing an amended consolidated complaint by December 2, 2016. We believe the claims and allegations in the suits are without merit and intend to defend the litigation vigorously.
Based on the limited nature of the plaintiffs' allegations, the early stage of the proceedings, the lack of discovery and because significant legal issues have yet to be raised and decided by the court, we have determined that the amount of any possible loss or range of possible loss in connection with the above litigation is not reasonably estimable. While we believe the plaintiffs' claims and allegations are without merit, due to the uncertainties inherent in litigation, we cannot predict the ultimate outcome and resolution of this suit. An adverse outcome could materially and adversely affect the Company’s financial condition, results of operations, or cash flows in any particular reporting period.
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
Equity Incentive Plans
The Company's equity incentive plans are broad-based, long-term programs intended to attract, motivate, and retain talented non-employee directors, officers, and employees and to align their interests with stockholders. For the nine months ended September 30, 2016, the Company made new grants under the following equity incentive plans:
2015 Omnibus Equity Incentive Plan
The 2015 Omnibus Equity Incentive Plan (the "2015 Plan") allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards, and other stock-based awards to eligible individuals.
A total of 2,301,145 shares of our common stock are reserved for issuance under the 2015 Plan. As of September 30, 2016, 808,457 stock options, 649,067 shares of restricted stock, and 301,915 restricted stock units have been granted under the 2015 Plan. The 2015 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2015 Plan on January 1 of each year during the period beginning January 1, 2016 and ending on (and including) January 1, 2025. The annual increase in the number of shares will be equal to four percent (4%) of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however, that our board of directors is authorized to act prior to the first day of any calendar year to determine if the increase will be a lesser number of shares of common stock than would otherwise occur.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan ("ESPP") is designed to allow our eligible employees to purchase shares of our common stock with accumulated payroll deductions of up to 15% of eligible compensation, subject to a purchase limitation of the lesser of 5,000 shares per offering period or $25 in fair market value of shares of common stock (determined at the time the option to purchase shares under the ESPP is granted) per annual period. The current offering period under the ESPP began on July 1, 2016 and concludes on December 31, 2016.
Stock Options
Following is a summary of stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2015	848,400	$11.10	7.7 years
Granted	229,744	5.24
Exercised	(13,571)	0.88
Forfeited	(48,156)	15.53
Outstanding at September 30, 2016	1,016,417	9.69	7.5 years
Vested and exercisable at September 30, 2016	340,632	$4.52
We estimate the fair value of stock options at the grant date using the Black-Scholes-Merton option pricing model. As of September 30, 2016, there was $2,645 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock and Restricted Stock Units
Following is a summary of restricted stock and restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Restricted Stock Shares	Number of Restricted Stock Units
Unvested at December 31, 2015	1,083,793	—
Granted	—	301,915
Vested	(365,208)	—
Forfeited	(105,799)	(18,612)
Unvested at September 30, 2016	612,786	283,303
\
As of September 30, 2016, total unrecognized compensation cost related to restricted stock shares was $6,537, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2016, total unrecognized compensation cost related to restricted stock units was $1,262, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.2 years.
Stock-based Compensation Expense
Stock-based compensation expense is recorded within the operating expense captions in the condensed consolidated statements of operations and comprehensive loss based on the employees receiving the awards. We recognized stock-based compensation expense as follows during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$101	$35	$274	$114
Research and development	132	76	302	595
Sales and marketing	223	147	713	548
General and administrative	836	471	2,593	2,973
Total	$1,292	$729	$3,882	$4,230
Stock-based compensation expense during the three and nine months ended September 30, 2015 included $0 and $3,496 of previously unrecognized compensation cost for restricted stock grants that vested in connection with our initial public offering, or IPO, discussed in Note 1. The restricted stock grants contained vesting criteria based on both service (four years) and performance (the achievement of a minimum valuation threshold upon a liquidity event or initial public offering). The minimum valuation threshold was achieved in connection with our IPO.

(13)	Net Loss per Common Share
After giving effect to the corporate conversion as described in Note 1, the following table provides a reconciliation of the numerator and denominator used in calculating basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders	$(17,363)	$(11,578)	$(59,110)	$(46,339)
Denominator:
Weighted-average common shares outstanding - basic	25,263,282	24,738,893	25,084,761	19,820,453
Dilutive effect of stock options, warrants, restricted stock, and restricted stock units[1]	—	—	—	—
Weighted-average common shares outstanding - diluted	25,263,282	24,738,893	25,084,761	19,820,453
Net loss per share attributable to common stockholders - basic and diluted	$(0.69)	$(0.47)	$(2.36)	$(2.34)
1Potentially dilutive stock options, warrants, restricted stock, and restricted stock units were excluded from the calculation of diluted weighted-average shares outstanding as they would have had an anti-dilutive effect due to losses reported during the three and nine months ended September 30, 2016 and 2015.
The treasury stock method is used to determine the dilutive effect of the Company’s potentially dilutive securities. The following securities were excluded from the calculation of diluted shares outstanding due to their anti-dilutive effect:

	September 30, 2016	September 30, 2015
Stock options	1,016,417	883,731
Warrants for common stock	4,061	4,061
Restricted stock	612,786	1,143,435
Restricted stock units	283,303	—
Total	1,916,567	2,031,227

(14)	Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, which are then adjusted for the tax impacts of certain discrete items. The Company recorded income tax expense of $346 and $332 during the three months ended September 30, 2016 and September 30, 2015, respectively, resulting in effective rates of 2.03% and 2.95%, respectively. The Company recorded income tax benefit of $2,695 and income tax expense of $811 during the nine months ended September 30, 2016 and September 30, 2015, respectively, resulting in effective rates of (4.36)% and 1.78%, respectively. The Company updates its annual effective income tax rate each quarter, and if the estimated effective income tax rate changes, a cumulative adjustment is made. The low effective tax rates for the three and nine months ended September 30, 2016 and 2015 are primarily the result of full valuation allowances against certain deferred tax assets. The income tax benefit and corresponding change in effective tax rate for the nine months ended September 30, 2016 is primarily due to the impairment of intangible assets discussed in Note 8.
The Company evaluates the realizability of the deferred tax assets on a jurisdictional basis at each reporting date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based on future operating results, there is a reasonable possibility that the valuation allowance against deferred tax assets in Germany could be released within the next twelve months. No liability for uncertain tax positions has been recorded as of September 30, 2016 or December 31, 2015.

The Company's U.S. tax returns are subject to examination by federal and state taxing authorities. During the nine months ended September 30, 2016, the IRS concluded an examination of the Company's federal income tax return for fiscal year 2013. There were no material adjustments to our return as a result of the examination.

(15)	Segment, Geographical, and Customer Concentration
The Company is globally managed as one reportable segment, which is consistent with how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The Company’s geographic regions consist of the United States and other areas, which are referred to as international.
The following table represents net revenues by geographic area based on the location of the customer during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$17,866	$16,241	$51,846	$48,141
International	1,284	2,122	5,018	5,612
Total	$19,150	$18,363	$56,864	$53,753
For the three and nine months ended September 30, 2016 and 2015, no customers accounted for greater than 10% of revenues. Additionally, no customers accounted for greater than 10% of accounts receivable as of September 30, 2016 or December 31, 2015.
The composition of the Company’s long-lived assets, consisting of property and equipment, amortizable intangible assets, and goodwill by geographic area is set forth below:

	September 30, 2016	December 31, 2015
United States	$9,124	$7,694
Israel	19,638	31,694
Germany	5,420	6,059
Total	$34,182	$45,447

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
During the nine months ended September 30, 2016 and 2015, our net revenue was $56,864 and $53,753, respectively, and for the three months ended September 30, 2016 and 2015, our net revenue was $19,150 and $18,363, respectively. During the nine months ended September 30, 2016 and 2015, our net loss was $59,110 and $46,339, respectively, and for the three months ended September 30, 2016 and 2015, our net loss was $17,363 and $11,578, respectively. We have not been profitable since inception and as of September 30, 2016, our accumulated deficit was $215,659. We have made significant investments over the past three years in our research and development, sales and marketing, general administrative, and manufacturing operations in support of the commercialization of Fuse®. We intend to continue to make investments in building our U.S. and International commercial infrastructure and sales force and in recruiting and training our sales representatives in addition to research and development of new products.
The Boston Scientific Merger
On September 27, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Scientific Corporation (“Boston Scientific”) and Falcon Merger Corp., a wholly-owned subsidiary of Boston Scientific (“Purchaser”). Pursuant to the Merger Agreement, on October 7, 2016, the Purchaser commenced an offer to purchase (the “Offer”) each outstanding share of our common stock for $8.00 in cash. The completion of the Offer is subject to customary conditions, including, among others: (i) that the number of shares validly tendered and not subsequently validly withdrawn in the Offer represents at least a majority of the voting power of our shares of capital stock then outstanding (on a fully-diluted basis), (ii) the absence of a material adverse effect on us and (iii) the satisfaction or waiver of other customary closing conditions as set forth in the Merger Agreement, including approval from antitrust authorities. If the Offer is completed, Boston Scientific is required by the Merger Agreement to consummate a merger of the Purchaser with and into EndoChoice, with EndoChoice surviving the merger as a non-public subsidiary of Boston Scientific. There is no assurance that all of the various conditions to the Offer will be satisfied, or that the subsequent merger will be completed on the proposed terms, within the expected time frame, or at all.

Components of our results of operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Net revenues
We generate revenue primarily from the sales of GI equipment and supplies and GI pathology services to GI caregivers treating a wide range of GI diseases. Net revenues from GI equipment and supplies include revenue from imaging systems and related products, single use therapeutic devices and infection control products, and endoscope repair and maintenance, and our net revenues from GI pathology services include revenues from our GI pathology laboratory. Sales to U.S. customers represented approximately 93.3% and 88.4% for the three months ended September 30, 2016 and 2015, respectively, and 91.2% and 89.6% of our net revenues for the nine months ended September 30, 2016 and 2015, respectively.
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
Amortization of intangible assets
Amortization of intangible assets consists primarily of amortization expense related to separately identified intangible assets including developed technology, customer relationships and other assets acquired as a result of the acquisitions of Peer Medical Ltd. ("Peer Medical") and RMS Endoskopie-Technik Stephan Wieth e.K. ("RMS") in January 2013. The value of the intangible assets acquired in the Peer Medical and RMS transactions was $23,731 and $1,894, respectively. As of September 30, 2016, intangible assets have no remaining net book value.
Impairment of intangible assets
Impairment of intangible assets consists of charges for the reduction in value of our separately identifiable intangible assets acquired as a result of the Peer Medical and RMS acquisitions. Impairment is recognized to the extent that the carrying amount of an intangible asset exceeds its fair value.
Transaction Costs
Transaction costs consist of legal expenses and other fees related to the pending merger with Boston Scientific.
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
There have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2016 as compared to the significant accounting policies described in our Annual Report. We believe that the critical accounting policies discussed in our Annual Report are important to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Recently issued accounting pronouncements
Please see Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of operations
Comparison of the Three and Nine Months ended September 30, 2016 and 2015
The following table sets forth amounts from our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
GI equipment and supplies	$13,815	$14,684	$43,159	$43,764
GI pathology services	5,335	3,679	13,705	9,989
Net revenues	19,150	18,363	56,864	53,753
Cost of revenues:
GI equipment and supplies	11,272	10,804	34,902	31,782
GI pathology services	1,817	1,418	4,923	3,718
Cost of revenues	13,089	12,222	39,825	35,500
Gross profit	6,061	6,141	17,039	18,253
Operating expenses:
Research and development	4,420	3,938	13,414	13,787
Sales and marketing	9,404	6,923	27,683	22,723
General and administrative	6,156	5,033	18,676	17,394
Amortization of intangible assets	—	690	1,381	2,067
Impairment of intangible assets	—	—	12,589	—
Transaction costs	1,792	—	1,792	—
Operating expenses	21,772	16,584	75,535	55,971
Operating loss	(15,711)	(10,443)	(58,496)	(37,718)
Other expense	(1,306)	(803)	(3,309)	(7,810)
Net loss before income taxes	(17,017)	(11,246)	(61,805)	(45,528)
Income tax (expense) benefit	(346)	(332)	2,695	(811)
Net loss	$(17,363)	$(11,578)	$(59,110)	$(46,339)
Net revenues
The following table sets forth revenue by product category for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Imaging	$4,230	$5,578	$15,384	$17,178
Single-use products	9,585	9,106	27,775	26,586
GI equipment and supplies	13,815	14,684	43,159	43,764
GI pathology services	5,335	3,679	13,705	9,989
Net revenues	$19,150	$18,363	$56,864	$53,753

Net revenues for GI equipment and supplies decreased $869, or 5.9%, to $13,815 for the three months ended September 30, 2016 compared to $14,684 during the three months ended September 30, 2015. Net revenues for GI equipment and supplies decreased $605, or 1.4%, to $43,159 for the nine months ended September 30, 2016 compared to $43,764 during the nine months ended September 30, 2015. The decrease in net revenues for GI equipment and supplies was primarily attributable to decreases in imaging sales of Fuse® systems from 21 systems to 14 systems, or 33.3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2016, respectively, and from 74 systems to 69 systems, or 6.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016. Our average selling price per system was consistent for all periods presented, although the average number of scopes sold per system can vary from quarter to quarter. We believe that the announcement in the late third quarter of our merger with Boston Scientific caused several customers to reevaluate their purchasing decisions, leading them to either postpone their orders or purchase from another imaging vendor. The change in net revenues for GI equipment and supplies was also attributable to a 5.3% and 4.5% increase in net revenues of our single-use therapeutic devices and infection control products for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, which was achieved through expansion of our customer base and cross selling opportunities presented by Fuse® sales.
Net revenues for GI pathology services increased $1,656, or 45.0%, to $5,335 for the three months ended September 30, 2016 compared to $3,679 during the three months ended September 30, 2015. Net revenues for GI pathology services increased $3,716, or 37.2%, to $13,705 for the nine months ended September 30, 2016 compared to $9,989 during the nine months ended September 30, 2015. The growth in net revenues for GI pathology services was primarily attributable to a 42.9% increase in the number of specimens processed for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and a 41.9% increase in the number of specimens processed for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to an increase in the number of referring physicians.
We believe that uncertainties regarding the Offer, the Merger and the outcome of Boston Scientific's evaluation of the strategic fit of our imaging business adversely affected our sales during the three months ended September 30, 2016, and that such uncertainties will result in similar adverse effects on sales for the remainder of 2016.
Cost of revenues
Cost of revenues for GI equipment and supplies increased $468, or 4.3%, to $11,272 during the three months ended September 30, 2016 compared to $10,804 during the three months ended September 30, 2015. Cost of revenues increased $3,120, or 9.8%, to $34,902 during the nine months ended September 30, 2016 compared to $31,782 during the nine months ended September 30, 2015. The three and nine months ended September 30, 2016 included obsolescence charges of $395 and $1,512, respectively, to write down the cost of older versions of Fuse® systems and parts as new products have been introduced. As a percentage of GI equipment and supplies revenues, cost of revenues for GI equipment and supplies was 81.6% and 80.9% for the three and nine months ended September 30, 2016, respectively, compared to 73.6% and 72.6% for the three and nine months ended September 30, 2015, respectively. The increase in GI equipment and supply costs as a percentage of revenue was due to lower gross margins on Fuse® due to lower sales volume and resulting lower contribution toward fixed manufacturing costs.
Cost of revenues for GI pathology services increased $399, or 28.1%, to $1,817 during the three months ended September 30, 2016 compared to $1,418 during the three months ended September 30, 2015. Cost of revenues increased $1,205, or 32.4%, to $4,923 during the nine months ended September 30, 2016 compared to $3,718 during the nine months ended September 30, 2015. The increase in GI pathology costs for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 related to incremental variable costs resulting from the growth in specimens processed, partially offset by lower fixed production overhead costs per specimen processed. As a percentage of GI pathology services revenues, cost of revenues for GI pathology services was 34.1% and 35.9% for the three and nine months ended September 30, 2016, respectively, compared to 38.5% and 37.2% for the three and nine months ended September 30, 2015, respectively.
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

Gross profit
Gross profit for GI equipment and supplies was $2,543 and $8,257 for the three and nine months ended September 30, 2016, respectively, compared to $3,880 and $11,982 for the three and nine months ended September 30, 2015, respectively, a decrease of $1,337 and $3,725, or 34.5% and 31.1%, respectively, for the reasons discussed above. Gross profit for GI pathology services was $3,518 and $8,782 for the three and nine months ended September 30, 2016, respectively, compared to $2,261 and $6,271 for the three and nine months ended September 30, 2015, respectively, an increase of $1,257 and 2,511, or 55.6% and 40.0%, respectively, for the reasons discussed above.
Research and development
Research and development expenses increased $482, or 12.2%, to $4,420 during the three months ended September 30, 2016 compared to $3,938 during the three months ended September 30, 2015. Research and development expenses decreased $373, or 2.7%, to $13,414 during the nine months ended September 30, 2016 compared to $13,787 during the nine months ended September 30, 2015. The decrease in expense is primarily attributable to a reduction of Fuse® start-up manufacturing costs and project expenses. Research and development expense included $1,345 for the nine months ended September 30, 2015 of labor and overhead costs associated with certain engineering activities required to advance the design of Fuse® for manufacture. No such costs were included in research and development expense for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015. Additionally, stock-based compensation expense charged to research and development was $132 and $302 for the three and nine months ended September 30, 2016, respectively, compared to $76 and $595 for the three and nine months ended September 30, 2015, respectively. As a percentage of net revenues, research and development expenses were 23.1% and 23.6% for the three and nine months ended September 30, 2016, respectively, compared to 21.4% and 25.6% for the three and nine months ended September 30, 2015, respectively.
Sales and marketing
Sales and marketing expenses increased $2,481, or 35.8%, to $9,404 during the three months ended September 30, 2016 compared to $6,923 during the three months ended September 30, 2015. Sales and marketing expenses increased $4,960, or 21.8%, to $27,683 during the nine months ended September 30, 2016 compared to $22,723 during the nine months ended September 30, 2015. The increase is primarily attributable to expanding the sales and marketing organization. As a percentage of net revenues, sales and marketing expense was 49.1% and 48.7% for the three and nine months ended September 30, 2016, respectively, compared to 37.7% and 42.3% for the three and nine months ended September 30, 2015, respectively.
General and administrative
General and administrative expense increased $1,123, or 22.3%, to $6,156 during the three months ended September 30, 2016 compared to $5,033 during the three months ended September 30, 2015. General and administrative expenses increased $1,282, or 7.4%, to $18,676 during the nine months ended September 30, 2016 compared to $17,394 during the nine months ended September 30, 2015. The increase was due to expenses related to being a public company, stock-based compensation, and an increase in headcount as we invested in our infrastructure and systems to support the growth of the company and commercialization of Fuse®. General and administrative expense includes $836 and $2,593 for stock based compensation during the three and nine months ended September 30, 2016, respectively, compared to $471 and $2,973 during the three and nine months ended September 30, 2015, respectively. As a percentage of net revenues, general and administrative expenses were 32.1% and 32.8% for the three and nine months ended September 30, 2016, respectively, compared to 27.4% and 32.4% for the three and nine months ended September 30, 2015, respectively.
Amortization of intangible assets
Amortization of intangible assets was $1,381 for the nine months ended September 30, 2016 compared to $690 and $2,067 for the three and nine months ended September 30, 2015. No amortization of intangible assets was recognized for the three months ended September 30, 2016. The decrease relates to fluctuations in foreign currency exchange rates and the impairment of intangible assets during the second quarter of 2016.
Impairment of intangible assets
During the second quarter of 2016, we impaired the remaining net book value of intangible assets from the Peer Medical and RMS acquisitions, resulting in pre-tax impairment charges totaling $12,589 for the nine months ended September 30, 2016. The impairments were the result of lowered cash flow projections for the assets. No impairments of intangible assets were recognized for the three months ended September 30, 2016 or the three and nine months ended September 30, 2015.

Transaction Costs
We recognized transaction costs related to the outstanding Merger Agreement of $1,792 for the three and nine months ended September 30, 2016. No transaction costs were recognized for the three and nine months ended September 30, 2015.
Other expense
For the three and nine months ended September 30, 2016 and 2015, other expense was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$(1,194)	$(1,163)	$(3,491)	$(4,257)
Foreign currency exchange gain (loss)	(217)	269	(137)	(898)
Loss on early retirement of debt	—	—	—	(2,282)
Warrant liability mark-to-market	—	—	—	(435)
Other income (expense)	105	91	319	62
Other expense	$(1,306)	$(803)	$(3,309)	$(7,810)
Other expense increased $503, or 62.6%, to $1,306 during the three months ended September 30, 2016 compared to $803 during the three months ended September 30, 2015. The change was primarily due to an increase in foreign currency losses and interest expense of $486 and $31, respectively. Other expense decreased $4,501, or 57.6%, to $3,309 during the nine months ended September 30, 2016 compared to $7,810 during the nine months ended September 30, 2015. The change was primarily due to a $2,282 loss on debt retirement charges for the nine months ended September 30, 2015. In addition, interest expense, foreign currency losses, and warrant liability mark-to-market charges decreased $766, $761, and $435, respectively, and other income increased $257 over the same period. The foreign currency gains and losses relate to the impact of revaluing certain of our intercompany receivables and payables between our U.S., German, and Israeli subsidiaries as a result of changes in the respective Euro and Shekel to U.S. dollar exchange rates.
Income taxes
Income tax expense was $346 and income tax benefit was $2,695 for the three and nine months ended September 30, 2016, respectively, compared to income tax expense of $332 and $811 for the three and nine months ended September 30, 2015, an income tax expense increase of $14 and decrease of $3,506, respectively. The decrease during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to the impact of the impairment of intangible assets on foreign subsidiary earnings.
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

Seasonality and quarterly fluctuations
Our business is seasonal in nature. We have experienced and expect to continue to experience variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures, particularly in the first quarter. Demand and timing for GI endoscopy procedures may be impacted by provider budgetary cycles and by the desire of patients to spend their remaining balances in flexible spending accounts or because they have met their annual deductibles under their health insurance plans. In addition, sales cycles for medical capital equipment such as our Fuse® system are longer than other products, which may result in revenue variations caused by the timing of the receipt of customer orders or the shipment of our systems. In the first quarter, the number of GI endoscopy procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to winter weather and patients deferring elective procedures until they have met their insurance deductibles during a year. In the third quarter, the number of GI endoscopy procedures in the U.S. and Europe is historically lower than other quarters throughout the year, which we believe would be attributable to the summer vacations of GI specialists and their patients. Other factors that may cause variability in our results include: the number and mix of products sold in the quarter, the demand for, and pricing of, our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; increased competition; the timing of the receipt of customer orders; changes in average selling prices; the availability and cost of components and materials; number of selling days, and fluctuations in foreign currency exchange rates.
Liquidity and capital resources
Overview
Since our inception and prior to our IPO, we financed our operations primarily through non-public equity financings and to a lesser extent, debt financings. During June 2015, we completed our IPO and received net proceeds of $94,186. We expect that cash from operations together with cash and marketable securities on hand and $15,000 of available capital under our revolving line of credit will be sufficient to fund our operations for at least the next twelve months. As of September 30, 2016, we had total cash, cash equivalents, and marketable securities of $44,028 and an accumulated deficit of $215,659.
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
Cash flows
The following table provides a summary of our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(36,793)	$(31,135)
Net cash provided by (used in) investing activities	17,448	(60,329)
Net cash provided by financing activities	434	125,534
Effect of exchange rate changes on cash and cash equivalents	26	(35)
Net (decrease) increase in cash and cash equivalents	$(18,885)	$34,035

Cash flows from operating activities
During the nine months ended September 30, 2016, net cash used in operating activities was $36,793, consisting primarily of a net loss of $59,110, partially offset by a decrease in net operating assets of $255 and non-cash charges of $22,062. The cash used in operations was primarily due to the ongoing commercialization of Fuse® and the related expansion of our infrastructure in sales and marketing. The decrease in net operating assets was due to decreases in inventories and other assets and an increase in accounts payable, accrued expenses, and other liabilities, partially offset by increases in accounts receivable and prepaid expenses and other current assets. The non-cash charges primarily related to impairment of intangible assets, depreciation and amortization, deferred income tax benefit, loss on impairment of property and equipment, stock-based compensation, and provision for doubtful accounts.
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

Cash flows from investing activities
During the nine months ended September 30, 2016, net cash provided by investing activities was $17,448, consisting of proceeds from the maturity of marketable securities of $24,562, offset by $7,114 of capital expenditures associated with increased demonstration equipment and manufacturing equipment related to the commercialization of Fuse®.
During the nine months ended September 30, 2015, net cash used in investing activities was $60,329, consisting of $55,352 of marketable security purchases and $4,977 of Fuse® demonstration equipment and property and equipment purchases associated with global expansion and the commercialization of Fuse®.
Cash flows from financing activities
During the nine months ended September 30, 2016, net cash provided by financing activities was $434, consisting of proceeds from the issuance of common stock under the employee stock purchase plan of $486 and cash from option exercises of $28, partially offset by contingent consideration payments of $80.
During the nine months ended September 30, 2015, net cash provided by financing activities was $125,534, consisting of proceeds from the issuance of member units of $31,000, net proceeds from our IPO of $94,186, net proceeds from our debt refinancing of $3,000, and cash from options exercises of $71, partially offset by prepayment and end of term fees for early retirement of debt of $2,306 and payments for debt financing fees of $417.
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
Revolving Credit Facility
The Revolving Loan Credit Agreement provides for a five-year $15,000 senior revolving credit facility (the "Revolving Credit Facility") also secured by a lien on substantially all of the assets of EndoChoice and its domestic subsidiaries, other than intellectual property, which is subject to a negative pledge only. Amounts drawn under the Revolving Credit Facility will bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25% per year, while the undrawn portion is subject to an unused line fee of 0.50% per year. No amounts were drawn or outstanding under the Revolving Credit Facility as of September 30, 2016. The Revolving Credit Facility expires on June 30, 2020.

Contractual obligations and commitments
The following table summarizes our expected material contractual payment obligations as of September 30, 2016 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)(2)	$44,914	$—	$30,100	$14,814	$—
Operating leases	7,902	1,767	3,169	2,343	623
Total	$52,816	$1,767	$33,269	$17,157	$623

(1)	Under the terms of the Term Loan Credit Agreement, principal payments begin January 2018 and continue until maturity on June 30, 2020.

(2)	Includes aggregate end of term fees of $1,914 due at maturity of the Term Loan Credit Agreement.
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
Interest rate risk and credit risk
We are exposed to interest rate risk in connection with future borrowings under our Revolving Credit Facility, which will bear interest annually at a floating rate based upon the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 5.25%. As of September 30, 2016, no amounts were outstanding under our Revolving Credit Facility. We do not believe that we are exposed to material interest rate risk with respect to our Term Loan Facility, which bears interest at a fixed rate of 9.5% that is not subject to changes in market interest rates.
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
As of September 30, 2016, we held $2,136 of cash, $13,012 of cash equivalents, and $28,880 of available-for-sale short-term marketable securities. Cash equivalents were comprised of liquid money market funds with durations of less than 90 days, and available-for-sale short-term marketable securities were comprised of U.S. Treasury, U.S. government agency, and investment-grade corporate debt securities. Our investments bear interest primarily at fixed rates, have durations of less than one year, and are diversified across high-credit quality issuers. Therefore, we do not believe that our investment securities are subject to significant interest rate risk or credit risk. Nor do we believe that we are exposed to material interest rate risk with respect to cash, which is not subject to loss of principal due to fluctuations in interest rates and is held in readily available checking accounts with high quality financial institutions. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
For the three months ended September 30, 2016 and 2015, approximately 4.2% and 5.9%, respectively, of our sales were denominated in foreign currencies. For the nine months ended September 30, 2016 and 2015, approximately 5.7% and 6.1%, respectively, of our sales were denominated in foreign currencies.
Inflation risk
Inflation generally affects us by increasing our cost of labor and manufacturing and other costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine month periods ended September 30, 2016 and 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Boston Scientific Merger
The pendency of our agreement to be acquired by Boston Scientific or the failure of the acquisition to be completed could have a material adverse effect on our business, operating results and stock price.
On September 27, 2016, we entered into the Merger Agreement with Boston Scientific and the Purchaser pursuant to which, on October 7, 2016, the Purchaser commenced an offer to purchase each outstanding share of our common stock for $8.00 in cash (the “Merger Consideration”). The completion of the Offer is subject to customary conditions, including, among others: (i) that the number of shares validly tendered and not subsequently validly withdrawn in the Offer represents at least a majority of the voting power of our shares of capital stock then outstanding (on a fully-diluted basis) (the “minimum tender condition”), (ii) the absence of a material adverse effect on us and (iii) the satisfaction or waiver of other customary closing conditions as set forth in the Merger Agreement, including approval from antitrust authorities.
If the Offer is completed, Boston Scientific is required by the Merger Agreement to consummate a merger of the Purchaser with and into EndoChoice (the “Merger”), with EndoChoice surviving the Merger as a non-public subsidiary of Boston Scientific. There is no assurance that all of the various conditions to the Offer will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all.
There are a number of risks and uncertainties relating to the Offer and the Merger, including:

•	various conditions to the consummation of the Offer, such as the minimum tender condition, may not be satisfied or waived;

•
the pendency of the Offer and the Merger, even if ultimately consummated, may create uncertainty in the marketplace and could lead customer and prospective customers to purchase from other vendors or delay purchasing from us;

•
the amount of cash comprising the per share Merger Consideration will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations during the pendency of the Merger Agreement, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•	legal or regulatory proceedings, including regulatory approvals from the U.S. and Spanish authorities or other matters that affect the timing or ability to complete the transaction as contemplated;

•
the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	difficulties maintaining and renewing business and operational relationships, including relationships with significant customers, vendors and other business partners;

•	the possibility of decreased sales due to uncertainties about the Offer, the Merger and the outcome of Boston Scientific's evaluation of the strategic fit of our imaging business;

•
the inability to retain and motivate current employees, or attract and retain prospective employees who may each be uncertain about their future roles following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;

•
the inability to pursue alternative business opportunities, including strategic acquisitions and investments, or make changes to our business pending the completion of the Offer and the Merger, and other restrictions on our ability to conduct our business under the Merger Agreement (which include restrictions on our ability to make certain capital expenditures, transfer or dispose of our assets, amend our organizational documents and incur indebtedness);

•	changes in domestic or global economic conditions that may affect the timing or success of the Offer or the Merger; and

•	the risk that if the Offer or the Merger are not completed:

◦	the market price of our common stock could decline to the extent that the current market price of our stock reflects an assumption that the Offer and the Merger will be completed;

◦	we would be subject to negative publicity or be negatively perceived by the investment or business community;

◦
relationships with customers, vendors and other business partners may be irreparably harmed, we may be unable to attract, retain and motivate employees, and profitability may be adversely affected due to costs incurred in connection with the Offer and the Merger;

◦
our board of directors may consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or attempting to sell our company to another potential acquirer; which alternatives may involve additional risks to our business, including, among others, risks related to the diversion of management’s attention and additional expenses, our ability to take advantage of any such alternative opportunities and the valuation assigned to our business in any such alternative transaction; and

◦	we could be required to pay a termination fee of $7.95 million if the Merger Agreement is terminated under certain circumstances as described in the Merger Agreement.
The Merger Agreement with Boston Scientific limits our ability to pursue alternative transactions, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, knowingly facilitate or knowingly encourage any inquiry, discussion, offer or request that constitutes, or could reasonably be expected to lead to a proposal for an alternative transaction. In addition, under specified circumstances where the Merger Agreement is terminated, we are required to pay a termination fee of $7.95 million. It is possible that these or other provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
Pending or future litigation instituted against EndoChoice and our directors challenging the transaction with Boston Scientific may prevent the Offer or the Merger from being completed within the expected timeframe or at all.
We and members of our board of directors may be named as defendants in lawsuits challenging the transaction with Boston Scientific. While we believe that any such claims will be without merit, if the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Offer or the Merger, then such relief may prevent the Offer or the Merger, respectively, from being completed within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management’s attention and resources, which could adversely affect our business.

Risks related to our intellectual property
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business, results of operations and financial condition.
On October 28, 2016, Medigus, Ltd., Medigus USA LLC (collectively, “Medigus”) and EndoChoice, Inc. (“EndoChoice”) settled all litigation and administrative proceedings between themselves, including those actions pending in the U.S. District Court for the District of Delaware C.A. Nos. 15-505-LPS-CJB and C.A. No. 15-1525-LPS-CJB and the trademark opposition proceedings in the State of Israel involving Trademark Application Nos. 257172, 260433 and 262423.  Under the terms of the confidential settlement, Medigus was granted a covenant not to sue with respect to EndoChoice Fuse® related trademarks and EndoChoice was granted a non-exclusive license to Medigus’ U.S. Patent No. 6,997,871 and related patents.  Each party has agreed to bear its own costs and fees associated with the Litigations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2016.
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
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendments, which are filed as exhibits to this quarterly report on Form 10-Q for the quarter ended September 30, 2016.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 27, 2016, by and among Boston Scientific Corporation, Falcon Merger Corp. and EndoChoice Holdings, Inc.	8-K	09/27/16	2.1

3.1	Certificate of Incorporation of EndoChoice Holdings, Inc.	10-Q	08/06/15	3.1

3.2	Bylaws of EndoChoice Holdings, Inc.	10-Q	08/06/15	3.2

4.1	Form of Stock Certificate for Common Stock	S-1/A	05/25/15	4.1

10.1
Amendment No. 1 to Credit and Security Agreement (Term Loan) dated as of August 2, 2016, by and among EndoChoice Holdings, Inc., the other parties thereto that are designated as borrowers, MidCap Financial Trust as Administrative Agent, and the lenders party thereto
					X

10.2
Amendment No. 2 to Credit and Security Agreement (Revolving Loan) dated as of August 2, 2016, by and among EndoChoice Holdings, Inc., the other parties thereto that are designated as borrowers, MidCap Financial Trust as Administrative Agent and as a lender, and the other lenders party thereto
					X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

99.1	Form of Tender and Support Agreement, dated as of September 27, 2016, by and among Boston Scientific Corporation, Falcon Merger Corp. and certain of the stockholders of the Company	8-K	09/27/16	99.1

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

EndoChoice Holdings, Inc.
(Registrant)

Date: November 7, 2016	By:	/s/ David N. Gill
David N. Gill President and Chief Financial Officer (Principal Financial Officer and Accounting Officer and duly authorized signatory)